Form 10KSB
period 1999-06-30
G P PROPERTIES INC
filed 1999-10-13
CIK 1080235

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JUNE 30, 1999


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________________ to ________________.


        Commission File Number 0-25433

                             G.P. PROPERTIES, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Nevada                                   88-0377059
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

               2155 Newcastle Avenue, Cardiff, California 92007
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (760) 943-7829
                          ---------------------------
                          (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
         to be so registered                 each class is to be registered

                 None                                      N/A
--------------------------------------  ----------------------------------------


Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X               No_____
                             -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The issuer's revenue for the fiscal year ended June 30, 1999 was $0.

The market value of the voting stock held by non-affiliates of the issuer as of October 12, 1999 was approximately $3,495,750.

The number of shares of the common stock outstanding as of October 12, 1999 was 9,910,000.

     Documents incorporated by reference:   None.

Part I.

Item 1.  Description of Business.

Business Development

     G.P. Properties, Inc., a Nevada corporation ("the Company"), is engaged in the business of developing and marketing software products designed to allow on-line users to create their own websites. The Company was formed under the laws of the State of Nevada in 1989 and from 1989 until August 1999 was engaged in the business of developing residential financial analysis software for real estate brokers. In August 1999, the Company completed a series of transactions (referred to herein as the "Kwik Web Reorganization") by which the Company discontinued all operations regarding the development of financial analysis software and, at the same time, acquired all of the outstanding capital shares of Kwik Web, Inc., a California corporation engaged in the business of developing software applications for the creation of Internet websites.

     The Kwik Web Reorganization.  On August 26, 1999, the Company consummated a
     ---------------------------
series of transactions (referred to as the "Kwik Web Reorganization") undertaken pursuant to a Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 ("Reorganization Agreement") by and among the Company and the shareholders of Kwik Web ("Kwik Web Shareholders"), pursuant to which the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding capital shares of Kwik Web.

     In connection with the Kwik Web Reorganization, on July 7, 1999, the Company's officers and directors agreed to cancel a total of 9,000,000 shares of common stock that had been issued to them on November 8, 1995. On July 8, 1999, the board of directors of the Company, per the authority granted to them by the Company's shareholders on August 31, 1996, authorized a two-for-one forward split of the Company's outstanding common stock, resulting in a total of 3,510,000 shares of common stock issued and outstanding prior to the Kwik Web Reorganization. All share amounts contained in this annual report have been adjusted to reflect this two-for-one forward split.

     Since the Kwik Web shareholders owned approximately 65% of the outstanding shares of the common stock of the Company after giving effect to the Kwik Web Reorganization, Kwik Web was deemed the accounting acquiror and the Company's acquisition of Kwik Web has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of Kwik Web is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting bases and, as a result, Kwik Web is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the Kwik Web Reorganization. This adjustment reflects the adjustment of the Company's equity and accumulated deficit.

     Unless the context otherwise requires, the term "the Company" also includes its wholly-owned subsidiary, Kwik Web, Inc., a California corporation. The Company's executive offices are located at 2155 Newcastle Avenue, Cardiff, California 92007; telephone (760) 943-7829.

Business of the Company

Overview
--------

     The Company is engaged in the business of designing and marketing its proprietary software products that allow on-line users to create websites using their own browsers. The Company's proprietary software products, the KwikWeb Instant Website Builder and the KwikWeb Instant StoreFront Builder, are designed to enable users to design their own websites and on-line web stores using the Company's library of templates. These software products are designed to give users full control over the most important design features of their websites including text (font, size, color), images, links and pages. The software also includes administrative tools that allow users to track the number of visitors to their sites and to edit their sites from any computer with access to the Internet. The Company's software products are designed to reduce the amount of time and skill required to build commercial websites.

     The Company licenses its software on a non-exclusive basis to strategic partners such as Internet service providers, Internet content providers and other on-line portals and communities looking to offer website building services to their members. In connection with these licenses, the Company receives an initial licensing fee from its strategic partners for use of the Company's software applications as well as fees based upon the number of websites created using the Company's software applications. Users can add additional features to their websites such as e-mail to fax capabilities, credit card processing and gift services, for an additional fees. The Company also offers its website building software through its own website located at www.kwikweb.com, where customers can create their own websites to be hosted on the Company's servers for a monthly hosting fee.

     The Company believes that its software applications are unique in that they offer advanced on-line website building tools and administrative features coupled with a co-branded marketing program which allows on-line portals and communities to offer website building services under their own logos and trademarks. The Company's goal is to is to position itself as a leading provider of private labeled and co-labeled website building services. The Company hopes to achieve its goal by positioning its website building applications on major Internet portals and emerging specialized on-line communities.

Industry Background
-------------------

     The Internet

     The Internet has rapidly become a significant global medium for communications, entertainment, news, information and commerce. Commercialization of the Internet began in the mid-1980s, with e-mail providing the primary means of communication. However, it was the Internet's World Wide web, which provided a means to link text and pictures, that led to the blossoming of e-commerce and sparked the explosive growth of the Internet in the 1990s. Today, millions of people around the world have the capability to send and receive information, and purchase products and services, through the Internet.

     With the number of users growing monthly at an estimated rate of 10%, or one million users, the Internet is the fastest growing global telecommunications network in the world. Large and small companies are embracing the Internet as a fundamental communication tool used to conduct daily business. By the year 2000, a projected 60% of large companies and 30% of midsize companies around the world will use the Internet or its equivalent for marketing and business purposes. In addition, the last two years has seen an explosion in e-commerce as companies continue to use the Internet to offer their products and services directly to consumers worldwide. This explosive growth in e-commerce is expected to continue. Jupiter Communications, an independent Internet market research organization, estimates that the number of people shopping on the Internet will increase from 10.1 million in 1997 to 58.4 million in 2002. Jupiter also estimates that these shoppers will increase their spending on products and services offered on the Internet from $3 billion in 1997 to $41 billion in 2002. According to a study released by the Marketing Corporation of America, approximately $8.2 billion was spent on-line during the 1998 holiday season.
The Company believes that the volume of on-line sales of consumer products and services will grow quickly as the Internet continues to develop as a distribution channel.

     Website Development.

     The rapid growth of the Internet as a telecommunications network has in turn fueled a tremendous demand for websites. Typically, the demand for websites has been filled in one of three ways:

  .  Custom website development services.  Large businesses that need complex
     -----------------------------------
     database driven websites often employ experts in the field of website design to develop custom-made websites tailor made for that particular business. The cost of these projects often makes them prohibitively expensive for individuals and small business looking to develop and publish their own websites.

  .  Software tools purchased and installed on the end users' computer.
     -----------------------------------------------------------------
     Examples of these products include FrontPage by Microsoft. These programs allow individuals and small businesses a means of building their own websites at lower cost than a custom service. The disadvantage of these programs is that they require the user to learn a new program and to master the file transfer techniques needed for successful uploading and maintenance of their website.

  .  On-line self-publishing environments.  These environments allow users to
     -------------------------------------
     create their own websites on-line, without the need to purchase outside software programs. The advantages of these applications are that on-line web tools do not require any software to install and are designed for novice users. On-line applications also reduce overall costs by eliminating the need to hire experts in website design or to purchase software programs. Providers of these on-line applications include the Company, Geocities and Tripod.

Products and Services
---------------------

     The Company has developed a suite of proprietary software products that allow individuals and businesses to create their own websites on-line using their own browsers. The Company's core software products include the KwikWeb Instant Website Builder for individuals and businesses seeking to develop their own web presence, and the KwikWeb StoreFront Builder for companies that seek to develop electronic commerce websites. Both of these products enable users to develop their own websites from a library of pre-made templates and to edit these sites from any computer with access to the Internet. Both products allow website builders to include special features on their sites such as e-mail to fax capabilities, unique domain names and submission of their websites to Internet search engines. In addition, the Kwik Web StoreFront Builder allows companies to create electronic commerce sites with such features as shopping carts, order administration and credit card processing.

     The Company believes that its approach to website design is unique in that it offers inexpensive on-line website building tools that also contain administrative tools that allow website developers to maintain complete control over their websites. These administrative tools allow website builders to track the number of hits to their websites, to place advertisements in their websites and to edit the websites from any computer with Internet access.

     The Company licenses its applications to Internet service providers, telecommunications companies and other companies looking to offer website building applications to visitors to their Internet portals and communities. Pursuant to these co-branding relationships, the Company's partners can insert logos, trademarks and other information that make the Company's applications look like their own. These applications will indicate, however, that the website building software is powered by the Company's products. In addition, the Company retains ownership of all copyrights relating to the methods used and the code contained in each of its software applications. The Company also offers its website building tools directly to users through its website located at www.kwikweb.com, however the Company expects to generate most of its revenues from websites created through it co-branding relationships.

     The Company generates revenues from syndication and licensing fees paid by its co-branding and private label partners that host the Company's applications on their own Internet servers. These fees include annual license fees, plus monthly fees based on the number of websites created with the Company's applications. In addition, the Company generates revenues from advertising on its own site, which is expected to increase as the Company continues to attract new customers and continues to add new websites to its on-line community.

     The Company operates its website building applications through servers it owns and maintains at Connectnet.com of San Diego. These computers are Windows NT based machines using SQL database servers and utilizing MS II web serving software. The Company also resides on servers located in Atlanta, Georgia at the Interland.com central information hub. These servers owned by Interland.com are dedicated to the Company with multi-level access and high traffic load balancing.

Strategic Relationships
-----------------------

     The Company intends to market its website building applications by entering into strategic relationship with Internet service providers ("ISP's"), telecommunications companies, telephone directory publishers and other Internet portals and on-line communities. Along these lines, the Company is negotiating a co-branding agreement to provide on-line website building and e-commerce hosting for one of the largest ISP's, as well as several Internet portals.

     The Company has already entered into a co-branding agreement with WorldGate Communications, an Internet cable television company. WorldGate offers cable television users high speed access to the Internet on their own televisions without the need for a computer. Pursuant to its agreement with WorldGate, the Company acts as the default instant website builder for users of WorldGate's set top boxes. Under this arrangement, WorldGate will offer website building services to its clientele through WorldGate's Internet portal. The websites created through this portal will be powered by the Company's software applications and the Company shall receive from WorldGate a percentage of the fees paid by their customers for website building services. By entering into this relationship, the Company is able to take advantage of WorldGate's marketing efforts and its broad customer base. WorldGate currently has 40,000 users and expects this number to grow to 1.5 users million by June 2000.

Sales and Marketing
-------------------

     The Company's target market includes corporations, associations, on-line content distribution companies, and cable and telecommunications companies. The Company's website builder is also available to small business users and individuals although the Company does not expect these customers to account for a significant portion of future revenues. The Company believes that the typical customer of its products and services will be companies looking to establish a network with sales reps in the field, on-line content resellers, associations with large memberships that need an on-line community and on-line companies looking to expand their services.

     In addition, the Company believes that the Company's web building services provide a natural value added extension for any ISP wishing to provide basic services to its customers. The Company intends to promote and license its on-line applications to ISP's who in turn will host the Company's applications on their own servers. The Company also intends to market its applications to current and planned on-line companies that seek to add value to their communities by adding the Company's website building applications to their websites. These communities include current and planned portal websites for specific corporations, associations and non-profit organizations.

     The Company's goal is to position itself as the leading provider of private labeled and co-labeled website building services. The Company plans to conduct a press tour and to attend industry trade shows and exhibitions both as an exhibitor and as a presenter as a means of promoting its applications. The Company also intends to conduct a program of partnership development with companies in targeted industries.

Competition
-----------

     The Company competes with a number of companies in the website building market including experts and consultants specializing in website design, manufacturers of website building software products as well as other providers of on-line self-publishing environments. Despite the advantages offered by its products and services, however, the Company's ability to succeed will depend upon a number of factors, including its ability to offer better strategic concepts and technical solutions, competitive prices and customer support response time. In addition, most of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. The Company's competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product and systems development than the Company. Increased competition may result in reduced gross margins, loss of market share and a diminished brand franchise.

Patents and Trademarks
----------------------

     The Company relies on a combination of copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents.

Employees
---------

          As of the date of this report, the Company had a total of 6 full-time employees. None of the Company's employees are covered by an ongoing collective bargaining agreement with the Company and the Company believes that its relationship with its employees is good.


Item 2.   Properties

          The Company's executive offices consist of approximately 1,500 square feet located at 2155 Newcastle Avenue, Cardiff, California 92007 which the Company rents pursuant to a three-year lease for the monthly rent of $800. The Company's lease expires in February 2002.

Item 3.   Litigation.

          There are no pending legal proceedings to which the Company or any of its officers and directors is a party or to which the Company is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1999.

Part II

Item 5.   Market for Common Equity and Related Shareholder Matters.

          Market for Common Stock. The Company's common stock has traded on the OTC Bulletin Board under the symbol "GPPY" since August 23, 1999. From August 23, 1999 through October 12, 1999, the high and low last sale prices were $2.00 and $1.635, respectively. The high and low last sale information stated above reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual prices. The Company considers its common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.

          As of October 12, 1999, the Company had approximately 46 record holders of its common stock.

          Dividends. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

          Recent Sales of Unregistered Securities. The Company did not make any sales of unregistered securities during the fiscal year ended June 30, 1999.

Item 6.   Management's Discussion and Analysis or Plan of Operations.

          The Company is engaged in the business of designing and marketing its proprietary software products that allow on-line users to create websites using their own browsers. The Company was formed in October 1997 and to date has
focused its efforts on the development of its software products.   As of the
date of this report, the Company has conducted limited marketing of its software products and, consequently, from the inception of operations in October 1997 through September 30, 1999, the Company generated only $41,141 of gross revenue from sales of its products.

          The Company has financed its activities to date from the sale of its securities. In September 1999, the Company sold 400,000 shares of Common Stock, at a price of $1.25 per share for the gross proceeds of $500,000 to one private investor. The Company intends to continue to fund its operations from the sale of it securities until such time as it can operate on a profitable basis.

     As of September 30, 1999, the Company had working capital of $423,372 and stockholders' equity of $442,221. The Company's plan of operations over the next 12 months includes establishing strategic partnerships with Internet service providers, telecommunications companies, content providers and other Internet portals and communities that intend to offer website building services to their members. See "Item 1. Description of Business - Business of the Issuer
- Marketing." In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $1,000,000 of capital over the next 12 months in order to fund the marketing of its software products and to finance the continuing losses from operations as the Company endeavors to build revenue and reach profitable operations. There can be no assurance that the Company will be able to obtain sufficient additional capital in order to fund the Company's working capital requirements in a timely manner.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

     The Company believes that its software products, internal systems, equipment and processes are Year 2000 compliant. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations.

     Nevertheless, the Company believes that it may be possible that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000.
The Company's agreements with customers and end users typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

Forward Looking Statements

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Item 7.  Financial Statements                                                 PAGE
                                                                              ----
G. P. PROPERTIES, INC.

Independent Auditors' Report...............................................   F-1
Balance Sheets as of June 30, 1999 and June 30, 1998.......................   F-2
Statements of Operations for the fiscal years ended June 30, 1999 and
 1998 and from inception (July 6, 1989) to June 30, 1999...................   F-4
Statements of Changes in Stockholders' Equity for the fiscal years ended
 June 30, 1999 and 1998....................................................   F-5
Statements of Cash Flows for the fiscal years ended June 30, 1999 and
 1998 and from inception (July 6, 1989) to June 30, 1999...................   F-6
Notes to Financial Statements..............................................   F-7

KWIK WEB, INC.

Report of Independent Certified Public Accountants.........................   F-13
Balance Sheet as of December 31, 1998......................................   F-14
Statements of Operations for the years ended December 31, 1998 and 1997
 and cumulative from inception (October 9, 1997) to December 31, 1998......   F-15
Statement of Shareholders' Equity from inception (October 9, 1997) to
 December 31, 1998.........................................................   F-16
Statements of Cash Flows for the years ended December 31, 1998 and 1997
 and cumulative from inception (October 9, 1997) to December 31, 1998......   F-17
Notes to Financial Statements..............................................   F-18

Unaudited Balance Sheet as of September 30, 1999...........................   F-22
Unaudited Statements of Operations for the nine months ended September 30,
 1999, 1998 and cumulative from inception (October 9, 1997) to September
 30, 1999..................................................................   F-23
Unaudited Statements of Cash Flows for the nine months ended September 30,
 1999, 1998 and cumulative from inception (October 9, 1997) to September
 30, 1999..................................................................   F-24
Note to Unaudited Financial Statements.....................................   F-25

PRO FORMA FINANCIAL STATEMENTS

Unaudited Pro Forma Condensed Statements of Operations for the nine months
 ended September 30, 1999 and the year ended December 31, 1998.............   F-26
Note to Unaudited Pro Forma Condensed Statements of Operations.............   F-27

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

Board of Directors                                               August 23, 1999
G.P. Properties, Inc.
San Diego, California

     I have audited the accompanying Balance Sheets of G.P. Properties, Inc. (A Development Stage Company), as of June 30, 1999 and June 30, 1998, and the related statements of operations, stockholders' equity flows for the two years ended June 30, 1999 and June 30, 1998, and the period July 6, 1989 (inception), to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G.P. Properties, Inc. (A Development Stage Company), as of June 30, 1999, and June 30, 1998, and the results of its operations and cash flows for the two years ended June 30, 1999, and June 30, 1998, and the period July 6, 1989 (inception), to June 30, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

___________________________
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                                 BALANCE SHEET
                                 -------------


                                    ASSETS
                                    ------

                                  June        June
                                30, 1999    30, 1998
                                --------    --------
CURRENT ASSETS

  CASH                          $     72    $  3,900
                                --------    --------

  TOTAL CURRENT ASSETS          $     72    $  3,900
                                --------    --------

OTHER ASSETS                    $      0    $      0
                                --------    --------

  TOTAL OTHER ASSETS            $      0    $      0
                                --------    --------

TOTAL ASSETS                    $     72    $  3,900
                                --------    --------



   The accompanying notes are an integral part of these financial statements

                             G.P. Properties, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                    June        June
                                  30, 1999    30, 1998
                                  -------    ---------

CURRENT LIABILITIES               $     0    $       0
                                  -------    ---------
 TOTAL CURRENT LIABILITIES        $     0    $       0
                                  -------    ---------

STOCKHOLDERS' EQUITY (Note #4)

 Common stock
 Par value $0.001
 Authorized 1,000,000 shares
 Issued and outstanding at

 Common stock
 Par value $0.001
 Authorized 25,000,000 shares
 Issued and outstanding at

 June 30, 1998 -
 10,755,000 shares                           $  10,755

 June 30, 1999 -
 10,755,000 shares                $10,755

 Additional Paid-In Capital        -6,555       -6,555

 Deficit accumulated during
 Development stage                 -4,128         -300
                                  -------    ---------

TOTAL STOCKHOLDERS' EQUITY        $    72    $   3,900
                                  -------    ---------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $    72    $   3,900
                                  -------    ---------


   The accompanying notes are an integral part of these financial statements

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                            STATEMENT OF OPERATIONS
                            -----------------------

                            Year           Year             July 6,1989
                           Ended          Ended             (Inception)
                          June 30,       June 30,           to June 30,
                            1999           1998                 1999
                          --------       --------            ----------

INCOME
  Revenue                $        0     $        0           $        0
                         ----------     ----------           ----------

EXPENSES

  General, Selling and
  Administrative         $    3,828     $        0           $    4,128
                         ----------     ----------           ----------

     TOTAL EXPENSES      $    3,828     $        0           $    4,128
                         ----------     ----------           ----------


NET PROFIT/LOSS (-)      $   -3,828     $        0           $   -4,128
                         ----------     ----------           ----------



Net Profit/Loss(-)
per weighted share
(Note #2)                $   -.0004     $      NIL           $   -.0004
                         ----------     ----------           ----------


Weighted average
Number of common
shares outstanding       10,755,000     10,755,000           10,755,000
                         ----------     ----------           ----------


   The accompanying notes are an integral part of these financial statements

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                              Additional Accumu-
                         Common       Stock     paid-in   lated
                         Shares      Amount     Capital  Deficit
                       ----------  -----------  -------  --------

Balance,
June 30, 1997             239,000  $       239  $ 3,961  $   -300

February 15, 1998
Forward Stock Split
45:1                                10,516,000  +10,516   -10,516

Net Loss Year Ended
June 30, 1998                                                   0
                       ----------  -----------  -------  --------

Balance,
June 30, 1998          10,755,000  $    10,755  $-6,555  $   -300

Net Loss Year Ended
June 30, 1999                                              -3,828
                       ----------  -----------  -------  --------

Balance,
June 30, 1999          10,755,000  $    10,755  $-6,555  $ -4,128
                       ----------  -----------  -------  --------


   The accompanying notes are an integral part of these financial statements

                             G.P. Properties, Inc.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                            -----------------------

                             Year      Year                 July 6,1989
                            Ended     Ended                 (Inception)
                           June 30,  June 30,               to June 30,
                             1999      1998                     1999
                           --------  --------               ------------
Cash Flows from
Operating Activities

  Net Loss                 $-3,828   $    0   $             $   $-4,128

  Adjustment to
  Reconcile net loss
  To net cash provided
  by operating
  Activities:
  Issue Common Stock
  For Services                   0        0                        +200

Changes in assets and
Liabilities:                     0        0                           0
                           -------   ------                 -----------


Net cash used in
Operating activities       $-3,828   $    0                 $    -3,928

Cash Flows from
Investing Activities             0        0                           0

Cash Flows from
Financing Activities

  Issuance of Common
  Stock for Cash                 0        0                      +4,000
                           -------   ------                 -----------

Net Increase (decrease)    $-3,828   $    0                 $       +72

Cash,
Beginning of period          3,900    3,900                           0
                           -------   ------                 -----------

Cash, End of Period        $    72   $3,900                 $        72
                           -------   ------                 -----------


   The accompanying notes are an integral part of these financial statements

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                        June 30, 1999 and June 30, 1998,



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized July 6, 1989, under the laws of the State of Nevada as G.P. Properties, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     -----------------

          The Company records income and expenses on the accrual method.

     Estimates
     ---------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents
     --------------------

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                        June 30, 1999 and June 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     ------------

          Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


     Loss Per Share
     --------------

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

     Year End
     --------

         The Company has selected June 30th  as its fiscal year-end.

     Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction
     -----------------------------------------------------------------------

          The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                        June 30, 1999 and June 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     Year 2000 Disclosure
     --------------------

          Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

          The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.


NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 1999 is as follows:

         Net operation loss carry forward    $4,128
         Valuation allowance                 $4,128

         Net deferred tax asset              $    0


     The federal net operating loss carry forward will expire in various amounts from 2017 to 2019.

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                        June 30, 1999 and June 30, 1998


NOTE 4 - STOCKHOLDERS' EQUITY


     Common Stock
     ------------

     The authorized common stock of the corporation consists of 25,000,000 shares with a par value $.001 per share.

     Preferred Stock
     ---------------

     G.P. Properties, Inc. has no preferred stock.


     On June 28, 1990, the Company issued 100,000 shares of its $0.001 par value common stock for cash of $100.00 to a director.

     On November 8, 1995, the Company cancelled the stock that was issued on June 28, 1990, and issued a new 200,000 shares of its $.001 par value common stock for services of $200.00 to a director.

     On November 25, 1995, the Company issued 39,000 shares of its $.001 par value common stock for cash of $3,900.00 to a director.

     On October 22, 1997, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000,000 common shares to 25,000,000 common shares. The par value remained unchanged at $0.001.

     On February 5, 1998, the Company approved a forward stock split on the basis of 45:1, thus increasing the outstanding common stock from 239,000 shares to 10,755,000 shares.

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                        June 30, 1999 and June 30, 1998


NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional share of common stock.

                             G.P. Properties, Inc.
                         (A Development Stage Company)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -----------------------------------------

                        June 30, 1999 and June 30, 1998


NOTE 8 - SUBSEQUENT EVENTS

     Effective July 7, 1999, as an effort to further the Company's business plan, the Company's officers and directors agreed to cancel a total of 9,000,000 shares of common stock that had been issued to them on November 8, 1995.

     On July 8, 1999, the board of directors of the Company, per the authority granted to them by the Company's shareholders on August 31, 1996, authorized a two-for-one forward split of the Company's outstanding common stock, resulting in a total of 3,510,000 shares of common stock issued and outstanding.

     On August 6, 1999, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with Kwik Web, Inc., a California corporation ("Kwik Web"), a corporation engaged in the business of developing and marketing internet website building software and services. Pursuant to the terms of the Reorganization Agreement, the Company issued 6,000,000 shares of the Company's $.001 par value common stock ("Common Stock"), representing approximately 65% of the issued and outstanding shares of Common Stock, in exchange for the Kwik Web shareholders' transfer of all of the issued and outstanding capital shares of Kwik Web to the Company. As a result of the Reorganization, the shareholders of Kwik Web became the controlling shareholders of the Company and Kwik Web became a wholly-owned subsidiary of the Company.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


The Board of Directors and Shareholders
Kwik Web, Inc.

We have audited the accompanying balance sheet of Kwik Web, Inc. (a development stage company) (the "Company") as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, for the period from inception (October 9, 1997) to December 31, 1997 and the period from inception (October 9, 1997) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kwik Web, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, for the period from inception (October 9, 1997) to December 31, 1997 and the period from inception (October 9, 1997) to December 31, 1998 in conformity with generally accepted accounting principles.

                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
October 1, 1999

                                KWIK WEB, INC.
                         (A Development Stage Company)
                                 Balance Sheet

                                                                                   December 31, 1998
                                                                                ----------------------
                                    ASSETS
Current assets:
   Cash                                                                         $             24,286
   Due from shareholder                                                                        1,619
   Prepaid franchise tax                                                                         800
                                                                                ----------------------
      Total current assets                                                                    26,704


Equipment, net of accumulated depreciation of $1,241                                          12,212
                                                                                ----------------------

                                                                                $             38,917
                                                                                ======================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $              9,137
   Deferred revenue                                                                           25,000
                                                                                ----------------------
      Total current liabilities                                                               34,137


Commitments and contingencies                                                                      -

Shareholders' equity:
   Common stock, $.01 par value, 2,000 shares authorized,
      100 shares issued and outstanding                                                            1
   Additional paid-in capital                                                                182,031
   Common stock subscriptions receivable                                                     (77,600)
   Deficit accumulated during the development stage                                          (99,652)
                                                                                ----------------------

      Total shareholders' equity                                                               4,780
                                                                                ----------------------

                                                                                $             38,917
                                                                                ======================

  The accompanying notes are an integral part of these financial statements.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                           Statements of Operations

                                                                                                               Cumulative from
                                                                                         Inception                Inception
                                                              Year ended           (October 9, 1997) to      (October 9, 1997) to
                                                           December 31, 1998         December 31, 1997         December 31, 1998
                                                         --------------------     ----------------------     --------------------
Revenue                                                  $              1,040     $                  750     $             1,790
                                                         --------------------     ----------------------     --------------------

Expenses:
  Research and development                                             74,705                     12,940                   87,644

  General and administrative                                           12,143                      1,655                   13,798
                                                         --------------------     ----------------------     --------------------

Total Expenses                                                         86,847                     14,595                  101,442
                                                         --------------------     ----------------------     --------------------

Net loss                                                 $            (85,807)    $             (13,845)     $           (99,652)
                                                         ====================     ======================     ====================

Basic and diluted net loss per share                     $            (916.50)    $              (166.80)
                                                         ====================     ======================

Basic and diluted weighted average number
  of common shares outstanding                                             94                         83
                                                         ====================     ======================

  The accompanying notes are an integral part of these financial statements.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                       Statement of Shareholders' Equity
             From inception (October 9, 1997) to December 31, 1998

                                                                                                      Deficit
                                                                                                     Accumulated
                                              Common Stock           Additional     Common Stock     During the         Total
                                         ------------------------
                                            Number                    Paid-in      Subscriptions    Development     Shareholders'
                                          of Shares       Amount      Capital       Receivable         Stage           Equity
                                         -----------     --------   ------------  ---------------  --------------  ---------------
Initial capitalization                           58        $1        $     -         $     -         $    -          $      1

Issuance of common stock                         25         -           44,999         (24,000)           -            20,999

Contributed capital - salary                      -         -            5,035             -              -             5,035

Net loss for 1997                                 -         -              -               -          (13,845)        (13,845)
                                         -----------     --------   ------------  ---------------  --------------  ---------------

 Balance, December 31, 1997                      83         1           50,034         (24,000)       (13,845)         12,190

Issuance of common stock                         17         -           75,000         (75,000)           -               -

Payment of subscriptions
 receivable                                       -         -              -            21,400            -            21,400

Contributed capital - salary                      -         -           56,997             -              -            56,997

Net loss for 1998                                 -         -              -               -          (85,807)        (85,807)
                                         -----------     --------   ------------  ---------------  --------------  ---------------

 Balance, December 31, 1998                     100        $1         $182,031        $(77,600)      $(99,652)       $  4,780
                                         ===========     ========   ============  ===============  ==============  ===============

   The accompanying notes are an integral part of these financial statements.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                                                                            Cumulative
                                                                                    Inception             from inception
                                                             Year ended         (October 9, 1997) to     (October 9, 1997) to
                                                         December 31, 1998       December 31, 1997        December 31, 1998
                                                         -----------------      ---------------------    ---------------------
Cash flows from operating activities:
  Net loss                                                 $(85,807)               $ (13,845)                 $(99,652)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                              1,188                       53                    1,241
    Compensation expense contributed to capital              56,997                    5,035                   62,032
    Increase in prepaid franchise tax                          (800)                       -                     (800)
    (Increase) decrease in due from shareholder              (1,833)                     215                   (1,618)
    (Increase) decrease in deposits                           1,500                   (1,500)                       -
    Increase in accounts payable                              9,136                        -                    9,136
    Increase in deferred revenue                             25,000                        -                   25,000
                                                         ----------                 --------                  -------
    Net cash provided by operating activities                 5,381                  (10,042)                  (4,660)
                                                         ----------                 --------                  -------
Cash flows from investing activities:
  Purchases of equipment                                    (11,275)                  (2,179)                 (13,453)
                                                         ----------                 --------                  -------
    Net cash used by investing activities                   (11,275)                  (2,179)                 (13,453)
                                                         ----------                 --------                  -------
Cash flows from financing activities:
  Payment on subscription receivable                         21,400                        -                   21,400
  Issuance of common stock                                        -                   21,000                   21,000
                                                         ----------                 --------                  -------
    Net cash provided by financing activities                21,400                   21,000                   42,400
                                                         ----------                 --------                  -------
Net increase in cash                                         15,507                    8,779                   24,286

Cash, beginning of period                                     8,779                        -                        -
                                                         ----------                 --------                  -------
Cash, end of period                                        $ 24,286                $   8,779                 $ 24,286
                                                         ==========                =========                 ========
Non-cash investing and financing activities:
  Issuance of common stock for
   subscriptions receivable                                $ 75,000                $  24,000                 $ 99,000
                                                         ==========                =========                 ========

The accompanying notes are an integral part of these financial statements.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


1. Organization and summary of significant accounting policies
--------------------------------------------------------------

   Organization
   ------------

   Kwik Web, Inc., a California Corporation (the "Company"), was formed on October 9, 1997 to develop technology specifically suited for online internet website building. The Company's initial products "Kwik Web Instant Website Builder" and "Kwik Web StoreFront Builder" are targeted at companies that desire to add website building to their internet presences.

   Cash and equivalents
   --------------------

   The Company considers all liquid investments with the maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

   Equipment
   ---------

   Depreciation expense is provided over the estimated useful life of 5 years using the straight-line method.

   Use of estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Income taxes
   ------------

   The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109.

   Revenue recognition
   -------------------

   Revenue is recognized when the product is delivered for use by the customer.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


1. Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------

   Research and development costs
   ------------------------------

   Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS 2 "Accounting for Research and Development Costs".

   Basic and diluted net loss per share
   ------------------------------------

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

2. Shareholders' equity
-----------------------

   Common stock
   ------------

   In October 1997, the Company was initially capitalized by the issuance of 58 shares of common stock. Also in October 1997, the Company sold 25 shares of common stock for $21,000 cash and a $24,000 subscription receivable. In May 1998, the Company sold 17 shares of common stock for a $75,000 subscription receivable which was paid in January 1999.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


3. Basic and diluted loss per share
-----------------------------------

   The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic loss per share computations (the Company has no potentially dilutive securities, options, warrants or other rights outstanding).

                                                                1998                  1997
                                                         ----------------      ----------------
Basic and diluted loss per share:
---------------------------------

 Numerator
 ---------
   Net loss                                                      $(85,807)             $(13,845)
                                                         ----------------      ----------------

 Denominator
 -----------
   Basic and diluted weighted average number of
   common shares outstanding during the period                         94                    83
                                                         ----------------      ----------------
Basic and diluted earnings per share                             $(916.50)             $(166.81)
                                                         ================      ================


4. Income taxes
---------------

   The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

   At December 31, 1998, the Company has a net operating loss carryforward for federal tax purposes of $2,359 which, if unused to offset future taxable income, will expire in years beginning in 2013.

   The Company had deferred tax assets of $9,792 at December 31, 1998 relating to deferred revenue and its net operating loss. This deferred tax asset had a valuation allowance applied to it in the same amount.

                                KWIK WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 1998


5. Subsequent events
--------------------

   Merger agreement and issuance of common stock
   ---------------------------------------------

   In August 1999, the Company and G.P. Properties, Inc. ("G.P. Properties") agreed to merge under a Securities Purchase Agreement and Plan of Reorganization whereby G.P. Properties issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of the Company. G.P. Properties, a Nevada corporation, formed July 6, 1989 to implement a concept for financial analysis software for real estate brokers, retained its 3,510,000 shares of common stock, had no assets, liabilities or operations and the principal of Kwik Web, Inc. assumed control of the merged entity. Accordingly, Kwik Web, Inc. was deemed the accounting acquiror of G.P. Properties in this reverse merger. Subsequent to the reverse merger, G.P. Properties issued 400,000 shares of stock for $500,000.

   Lease commitment
   ----------------

   Subsequent to year-end the Company has entered into a lease for office space at $800 per month. The lease has a three year term and expires in 2002. Annual lease commitments are $8,800 for the year ending December 31, 1999, $9,600 for each of the years ending December 31, 2000 and 2001, and $800 for the year ending December 31, 2002.

   Related party transactions
   --------------------------

   Subsequent to year-end the Company received two bridge loans, one from a shareholder and the other from another related party, in the amounts of $20,000 and $100,000, respectively. The $100,000 bridge loan was repaid in full, including interest of $10,000 in September 1999.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)


                      ASSETS                            September 30, 1999
                                                        ------------------
  Current assets:
    Cash                                                        $ 446,401
    Other                                                           3,137
                                                                ----------
      Total current assets                                        449,538

  Equipment                                                        18,849
                                                                ----------

                                                                $ 468,387
                                                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                            $   6,166
    Due to shareholder                                             20,000
                                                                ----------
      Total current liabilities                                    26,166

  Commitments and contingencies                                         -

  Shareholders' equity:
    Common stock                                                       10
    Additional paid-in capital                                    714,411
    Common stock subscriptions receivable                               -
    Deficit accumulated during the development stage             (272,200)
                                                                ----------

      Total shareholders' equity                                  442,221
                                                                ----------

                                                                $ 468,387
                                                                ==========

                      See Note A to financial statements.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                     Cumulative from
                                                                                                        Inception
                                                                    Nine Months Ended             (October 9, 1997) to
                                                   ------------------------------------------
                                                   September 30, 1999      September 30, 1998       September 30, 1999
                                                   ------------------      ------------------     --------------------
Revenue                                            $         39,351        $               -      $          41,141

Expenses:

  Research and development                                   79,651                   52,026                167,295

  General and administrative                                132,249                    7,282                146,046
                                                   ------------------      ------------------     -----------------

Total Expenses                                              211,900                   59,308                313,341
                                                   ------------------      ------------------     -----------------

Net loss                                           $       (172,549)       $         (59,308)     $        (272,200)
                                                   ==================      ==================     =================

Basic and diluted net loss per share               $          (0.03)       $           (0.01)
                                                   ==================      =================

Basic and diluted weighted average number
  of common shares outstanding (1)                        6,375,248                5,640,000
                                                   ==================      =================

(1) Basic and diluted weighted average number of common shares outstanding have been retroactively restated to give effect to the reverse merger.

                      See Note A to financial statements.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                           Cumulative from
                                                                                                              Inception
                                                                    Nine Months Ended                    (October 9, 1997) to
                                                       --------------------------------------------
                                                        September 30, 1999      September 30, 1998        September 30, 1999
                                                       -------------------     --------------------     ----------------------
Cash flows from operating activities:
  Net loss                                             $         (172,548)     $           (59,308)     $            (272,200)
  Adjustments to reconcile net loss to net
   used by operating activities:
   Depreciation                                                     2,108                    1,501                      3,349
   Compensation expense contributed to capital                     32,400                   41,977                     94,432
   Increase in prepaid franchise tax                                    -                     (800)                      (800)
   (Increase) decrease in due from shareholder                        (18)                  (1,833)                    (1,636)
   (Increase) decrease in deposits                                   (700)                       -                       (700)
   (Decrease) increase in accounts payable                         (2,983)                   4,510                      6,153
   Increase in deferred revenue                                   (25,000)                       -                          -
                                                       -------------------     --------------------     ----------------------

   Net cash provided by operating activities                     (166,741)                 (13,953)                  (171,402)
Cash flows from investing activities:
   Purchases of equipment                                          (8,744)                  (7,452)                   (22,197)
   Advance from shareholder                                        20,000                        -                     20,000

Cash flows from financing activities:
   Issuance of common stock                                       500,000                        -                    521,000
   Payment of subscriptions receivable                             77,600                   21,400                     99,000
                                                       -------------------     --------------------     ----------------------

Net increase (decrease) in cash                                   422,115                       (5)                   446,401

Cash, beginning of period                                          24,286                    8,797                          -
                                                       -------------------     --------------------     ----------------------

Cash, end of period                                    $          446,401      $             8,792      $             446,401
                                                       ===================     ====================     ======================

Non-cash investing and financing activities:
  Issuance of common stock for
   subscriptions receivable                            $                -      $            75,000      $              99,000
                                                       ===================     ====================     ======================

                      See Note A to financial statements.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                        Note A to Financial Statements
                                  (Unaudited)


A.   Merger Agreement
---------------------

In August 1999, G.P. Properties, Inc. and Kwik Web, Inc. agreed to merge under a Securities Purchase Agreement and Plan of Reorganization whereby G.P. Properties, Inc. issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of Kwik Web, Inc. G.P. Properties, Inc. retained its 3,510,000 shares of common stock, had no assets, liabilities or operations and the principal of Kwik Web, Inc. assumed control of the merged entity. Accordingly, Kwik Web, Inc. was deemed the accounting acquirer of G.P. Properties in this reverse merger. Subsequent to the reverse merger, G.P. Properties, Inc. issued 400,000 shares of stock for $500,000.

                             G.P. Properties, Inc.
                         (A Development Stage Company)
                 Pro Forma Condensed Statements of Operations
                                  (Unaudited)

                                                              Nine Months Ended                 Year Ended
                                                              September 30, 1999             December 31, 1998
                                                             -------------------             -----------------
Revenue                                                       $           39,351             $           1,040

Expenses:
  Research and development                                                79,651                        74,705

  General and administrative                                             135,120                        12,477
                                                              --------------------           ------------------

Total Expenses                                                           214,772                        87,181

Net loss                                                      $         (175,421)            $         (86,141)
                                                              ====================           ==================

Basic and diluted net loss per share                          $            (0.02)            $           (0.01)
                                                              ====================           ==================

Basic and diluted weighted average number
  of common shares outstanding                                         9,510,000                     9,510,000
                                                              ====================           ==================

                             G.P. Properties, Inc.
                        Pro Forma Financial Information
                                  (Unaudited)


In August 1999, G.P. Properties, Inc. ("G.P. Properties") and Kwik Web, Inc. ("Kwik Web") agreed to merge under a Securities Purchase Agreement and Plan of Reorganization ("the merger") whereby G.P. Properties issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of Kwik Web. G.P. Properties retained its 3,510,000 shares of common stock outstanding prior to the merger.

The accompanying pro forma condensed statements of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998, assumes the merger was consummated on January 1, 1998.


With respect to G.P. Properties, whose fiscal year ends on June 30, the nine month period through September 30, 1999 includes nine/twelfths of the results of operations for the year ended June 30, 1999 and the year ended December 31, 1998 includes half the results of the operations for the two years ended June 30, 1999. These computed results of operations were added to the actual results for Kwik Web.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     In August 1999 Barry L. Friedman, P.C. ("Friedman") and the Company agreed that Friedman would no longer be retained as the Company's independent accountants. Accordingly, the client-independent accountant relationship was terminated. Friedman's report on the Company's financial statements for the years ended June 30, 1999 and 1998 did not contain any adverse opinion or a disclaimer of opinion, or was not qualified, but was modified as to the Company's ability to continue as a going concern. During the Company's fiscal years ended June 30, 1999 and 1998 there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Friedman, would have caused Friedman to make a reference to the subject matter of the disagreement(s) in connection with its reports.

     In August 1999 a new independent accounting firm, Cacciamatta Accountancy Corporation, Irvine, California ("Cacciamatta"), was engaged as the Company's independent accountants. During the Company's fiscal years ended June 30, 1999 and 1998, the Company did not consult Cacciamatta regarding (i) either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements, or
(ii) any matter that was the subject of a disagreement or was a reportable event.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company, the positions held by them and their ages as of October 12, 1999 are as follows:

            Name                    Age           Position
----------------------------    ----------   ----------------------------------
Richard Kaestner                    46       President, Chief Executive Officer
                                             and director.

Alex Tsakiris                       41       Director

     Mr. Kaestner has served as President, Chief Executive Officer and as a director of the Company since August 1999. Mr. Kaestner founded Kwik Web in 1997 and has served as its President and Chief Executive Officer since its inception. From 1995 to 1997, Mr. Kaestner served as President of Little Cliff Design, a developer of interactive CD ROM and a builder of custom made websites.

     Mr. Tsakiris has served as a director of the Company since August 1999. Mr. Tsakiris has served as a consultant for Kwik Web since October 1997. In 1989, Mr. Tsakiris founded and served as President of Mind Path Technologies, which he sold to Proxima Corporation in 1995. Since selling Mind Path, Mr. Tsakiris has been involved with a number of companies as a private investor, including SportsWare Technologies where he serves as a member of its board of directors.

     Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the 1999 fiscal year all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of the Company were complied with.

Item 10.  Executive Compensation And Other Information.

     Cash Compensation of Executive Officers

     The following table sets forth the compensation earned by the executive officers of the Company for services rendered during the fiscal years ended June 30, 1999, 1998 and 1997.

                                  Annual Compensation                             Long-Term Compensation
                       ----------------------------------------  -------------------------------------------------------
                                                                                      Common Shares
                                                      Other         Restricted          Underlying
                                                     Annual        Stock Awards      Options Granted         All Other
Name and Position       Year     Salary    Bonus   Compensation        ($)             (# Shares)        Compensation(1)
-----------------       ----     ------    -----   ------------    ------------      ---------------    ----------------
Richard Kaestner,       1999     60,000    -0-        -0-              -0-                 -0-                   -0-
President and CEO(1)    1998     60,000    -0-        -0-              -0-                 -0-                   -0-
                        1997       -0-     -0-        -0-              -0-                 -0-                   -0-

Eileen Sturtevant,      1999       -0-     -0-        -0-              -0-                 -0-                   -0-
President and CEO(2)    1998       -0-     -0-        -0-              -0-                 -0-                   -0-
                        1997       -0-     -0-        -0-           100,000(3)             -0-                   -0-

___________________
(1) Mr. Kaestner served as President and Chief Executive Officer of Kwik Web from its inception in October 1997 to its reorganization with the Company in August 1999. Mr. Kaestner has served as the President and Chief Executive Officer of the Company since its reorganization with Kwik Web in August 1999.

(2) Ms. Sturtevant served as President and Chief Executive Officer of the Company until her resignation in August 1999.

(3) In 1996, Ms. Sturtevant received 100,000 shares of Common Stock in exchange for services rendered on behalf of the Company. In July 1999, Ms. Sturtevant agreed to return these shares to the Company for cancellation.

     Compensation of Directors

     All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. From time to time, the Company may engage certain members of the board of directors to perform services on its behalf. In such cases, the Company compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

     Indemnification of Directors

     As permitted by Section 78.751 of the Nevada General Corporation Law, the Company's Certificate of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by
Section 78.751 of the

Nevada General Corporation Law, the Company's Bylaws provide that it may, in its discretion: (i) indemnify its directors, officers, employees and agents and persons serving in such capacities in other business enterprises (including, for example, its subsidiaries) at its request, to the fullest extent permitted by Delaware law; and (ii) advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

     The Company's policy is to enter into indemnification agreements with each of its directors and officers that provide the maximum indemnity allowed to directors and officers by Section 78.751 of the Nevada General Corporation Law and the Bylaws as well as certain additional procedural protections.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of October 12, 1999 by (1) each person known by the Company to be the beneficial owner of more than five percent (5%) of the common stock, (2) each of the Company's directors and executive officers and (3) all directors and executive officers as a group.


      Name and Address                   Number           Percent
-----------------------------         ------------      ------------
Richard Kaestner(1)                     3,480,000           35.1%

Alex Tsakiris(1)                        2,520,000           24.5%

H. Page Howe(2)                         1,579,500           15.9%

All officers and directors as a group   6,000,000           60.5%

___________________

(1) Address is 2155 Newcastle Avenue, Cardiff, California 92007.

(2) Address is 2163 Newcastle, Suite 150, Cardiff, California 92007.


Item 12.  Certain Relationships and Related Transactions

     On August 26, 1999, the Company consummated a series of transactions (referred to as the "Kwik Web Reorganization") undertaken pursuant to a Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 ("Reorganization Agreement") by and among the Company and the shareholders of Kwik Web ("Kwik Web Shareholders"), pursuant to which the Company issued 6,000,000 shares of its common stock to its officers and directors in exchange for all of the outstanding capital shares of Kwik Web. For a more complete description of the Kwik Web Reorganization, see "Item 1 - Description of Business."

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

     2.1 Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 between the Registrant and Kwik Web, Inc.(1)

     3.1  Articles of Incorporation(2)

     3.2  Bylaws(2)

     10.1 Agreement with WorldGate Communications, Inc. dated September 22,
          1998

     21.1 Subsidiaries of the Company

     27.1 Financial Data Schedule

___________________
(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 16, 1999 (File No 0-25433), incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated February 23, 1999 (File no 0-25433), incorporated herein by reference.

                                   SIGNATURES


     In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 G.P. PROPERTIES, INC.



                                 By: /s/ Richard Kaestner
                                    ----------------------------------------
                                     Richard Kaestner
                                     President and Chief Executive Officer

     In accordance with the Exchange Act, this report As been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                            Title                                        Date
-------------------------------   ---------------------------------------------------    ------------------
/s/ Richard Kaestner              President and Chief Executive Officer and Director     October 12, 1999
-------------------------------
    Richard Kaestner              (principal executive and financial officer)

/s/ Alex Tsakiris                 Director                                               October 12, 1999
------------------------------
    Alex Tsakiris