Form 10QSB
period 1999-09-30
G P PROPERTIES INC
filed 1999-11-22
CIK 1080235

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 0-25433

                             G.P. Properties, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                          88-0377059
---------------------------------                 ------------------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

               2155 Newcastle Avenue, Cardiff, California 92007
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (760) 943-7829
                          ---------------------------
                          (Issuer's telephone number)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X              No _____
                                -----

     As of November 22, 1999, the Company had 9,910,000 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                                                PAGE
Balance Sheet at September 30, 1999 (unaudited) and December 31, 1998........................................    2
Unaudited Statements of Operations for the three month
  and nine month periods ended September 30, 1999 and 1998 and cumulative
  from inception (October 9, 1997) to September 30, 1999.....................................................    3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1999 and 1998 and cumulative
  from inception (October 9, 1997) to September 30, 1999.....................................................    4
Notes to Condensed Consolidated Financial Statements.........................................................    5

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)


                      ASSETS                            September 30, 1999      December 31, 1998
                                                        ------------------      -----------------
                                                             Unaudited              Unaudited
  Current assets:
    Cash                                                     $  446,401             $   24,286
    Other                                                         3,137                  2,419
                                                             ----------             ----------
      Total current assets                                      449,538                 26,704

  Equipment                                                      18,849                 12,212
                                                             ----------             ----------

                                                             $  468,387             $   38,917
                                                             ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                         $    6,166             $    9,137
    Deferred revenue                                                 --                 25,000
    Due to shareholder                                           20,000                     --
                                                             ----------             ----------
      Total current liabilities                                  26,166                 34,137

  Commitments and contingencies                                      --                     --

  Shareholders' equity:
    Common stock                                                     10                      1
    Additional paid-in capital                                  714,411                182,031
    Common stock subscriptions receivable                            --                (77,600)
    Deficit accumulated during the development stage           (272,200)               (99,652)
                                                              ---------             ----------

      Total shareholders' equity                                442,221                  4,780
                                                              ---------             ----------

                                                              $ 468,387             $   38,917
                                                              =========             ==========

                      See Notes to financial statements.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                   Three Months Ended              Nine Months Ended            Cumulative from
                                             -----------------------------   -----------------------------        Inception
                                             September 30,   September 30,   September 30,   September 30,   (October 9, 1997) to
                                                 1999            1998            1999            1998        September 30, 1999
                                             -------------   -------------   -------------   -------------   ------------------
Revenue                                             10,508              --    $     39,351   $          --   $           41,141

Expenses:

  Research and development                          18,861          17,281          79,651          52,026              167,295

  General and administrative                        88,562           3,236         132,249           7,282              146,046
                                             -------------   -------------    ------------   -------------   ------------------

Total Expenses                                     107,423          20,517         211,900          59,308              313,341
                                             -------------   -------------    ------------   -------------   ------------------

Net loss                                     $     (96,915)  $     (20,517)   $   (172,549)  $     (59,308)  $         (272,200)
                                             =============   =============    ============   =============   ==================

Basic and diluted net loss per share         $        (.01)  $       (.003)   $      (0.03)  $       (0.01)
                                             =============   =============    ============   =============
Basic and diluted weighted average number
  of common shares outstanding (1)               6,931,967       6,000,000       6,375,248       5,640,000
                                             =============   =============    ============   =============


(1) Basic and diluted weighted average number of common shares outstanding have been retroactively restated to give effect to the reverse merger.

                      See Notes to financial statements.

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
                                                       ===================     ====================     ======================

                      See Notes to financial statements.

                             G.P. PROPERTIES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                  (Unaudited)


1. Organization and summary of significant accounting policies
--------------------------------------------------------------

Organization

G.P. Properties, Inc., a Nevada corporation (the "Company"), was formed on October 7, 1997 to engage in the business of designing and marketing its proprietary software products that allow on-line users to create their own websites using their own browsers. The Company is classified as a development stage company because its principal activities involve obtaining capital and rights to certain technology, and conducting product development activities.

Principles of consolidation

The accompanying consolidated financial statements include the amounts of the Company and its wholly owned subsidiary Kwik Web, Inc., a California corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999.

2. Merger Agreement
-------------------

In August 1999, the Company and Kwik Web agreed to merge under a Securities Purchase Agreement and Plan of Reorganization whereby the Company issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of Kwik Web, the Company retained its 3,510,000 shares of common stock, had no assets, liabilities or operations and the principal of Kwik Web assumed control of the merged entity. Accordingly, Kwik Web was deemed the accounting acquirer of the Company in this reverse merger. Subsequent to the reverse merger, the Company issued 400,000 shares of stock for $500,000.

ITEM 2.   Management's Discussion and Analysis

     The Company is engaged in the business of designing and marketing its proprietary software products that allow on-line users to create websites using their own browsers. The Company was formed in October 1997 and to date has focused its efforts on the development of its software products.

Kwik Web Reorganization.

     Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 ("Reorganization Agreement") by and among the Company, and the shareholders of Kwik Web, Inc., a California corporation ("Kwik Web Shareholders"), on August 26, 1999 the Company consummated a series of transactions (the "Reorganization") which resulted in a change of control of the Company. Pursuant to the Reorganization Agreement, the Company issued 6,000,000 shares of its common stock in exchange for all of the outstanding capital shares of Kwik Web. At the completion of the Reorganization, the Company had approximately 9,510,000 shares of its common stock outstanding, approximately 63% of which were held by the former Kwik Web Shareholders. Upon the completion of the Reorganization, Richard Kaestner and Alex Tsakaris, the former directors of Kwik Web, were appointed as directors of the Company.

     Since the Kwik Web Shareholders owned approximately 63% of the outstanding shares of the common stock of the Company after giving effect to the Reorganization, Kwik Web was deemed the accounting acquirer and the Company's acquisition of Kwik Web has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, Kwik Web's equity is carried forward as the equity of the combined entity.

Liquidity and Financial Condition.

     As of the date of this report, the Company has conducted limited marketing of its software products and, consequently, from the inception of operations in October 1997 through September 30, 1999, the Company generated only $41,141 of gross revenue from sales of its products.

     The Company has financed its activities to date from the sale of its securities. In September 1999, the Company sold 400,000 shares of Common Stock, at a price of $1.25 per share, for the gross proceeds of $500,000 to one private investor. The Company intends to continue to fund its operations from the sale of its securities until such time as it can operate on a profitable basis.

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

Forward Looking Statements

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions set forth in the Company's Annual report on Form 10-KSB for the fiscal year ended June 30, 1999, including, without limitation, the Company's recent commencement of commercial operations and the risks and uncertainties concerning the acceptance of its services and products by its potential customers; the Company's present financial condition and the risks and uncertainties concerning the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

               Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

               Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

               Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               Inapplicable.

Item 5.  Other Information.
         -----------------

               Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

               (a)  Exhibits
                    --------

                    2.1 Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 between the Company and Kwik Web, Inc. (Filed as an exhibit to the Company's Current report on Form 8-K dated September 16, 1999 (File No. 0-25433) incorporated herein by reference).

                    27.1 Financial Data Schedule.

               (b)  Reports on Form 8-K
                    -------------------

     The Company filed a Current Report on Form 8-K dated August 26, 1999 to disclose the terms of its reorganization with Kwik Web. On November 19, 1999, the Company filed an amendment to its Form 8-K which included both the historical and pro forma financial statements of Kwik Web. The financial statements included in the amendment to the Form 8-K included the following:

     . audited financial statements of Kwik Web as of December 31, 1998, for each of the two fiscal years ended December 31, 1998 and cumulative from inception (October 9, 1997) to December 31, 1998.

     . interim unaudited financial statements of Kwik Web, Inc. as of September 30, 1999, for the nine month period ended September 30, 1999 and cumulative from inception (October 9, 1997) to September 30, 1999; and

     . unaudited pro forma condensed statements of operations for the nine months ended September 30, 1999 and the year ended December 31, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             G.P. Properties, Inc.
                                             (Registrant)


Dated:  November 22, 1999                    By: /s/ RICHARD KAESTNER
                                                --------------------------------
                                                RICHARD KAESTNER,
                                                President