Form 10KSB
period 1999-12-31
KWIKWEB COM INC
filed 2000-04-10
CIK 1080235

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JUNE 30, 1999


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from July 1, 1999 to December 31, 1999


       Commission File Number 0-25433

                                KWIKWEB.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       88-0377059
-------------------------------------- -----------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

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

              None                                            N/A
-------------------------------------- -----------------------------------------


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the transition period ended December 31, 1999 was $0.

The market value of the voting stock held by non-affiliates of the issuer as of March 24, 2000 was approximately $3,495,750.

The number of shares of the common stock outstanding as of March 24, 2000 was 9,910,000.

Documents incorporated by reference: None.

PART I

ITEM 1           DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

KwikWeb.com, Inc. was formed under the laws of the State of Nevada in 1989 under the name G.P. Properties, Inc. and from 1989 until August 1999 was engaged in the business of developing residential financial analysis software for real estate brokers. In August 1999, we completed a series of transactions by which we discontinued all operations regarding the development of financial analysis software and, at the same time, acquired all of the outstanding capital shares of KwikWeb, Inc., a California corporation engaged in the business of developing software applications for the creation of Internet websites.

Our reorganization with KwikWeb, Inc. was undertaken pursuant to a Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 by and among G.P. Properties and the shareholders of KwikWeb, Inc. pursuant to which we issued 6,000,000 shares of the common stock of G.P. Properties in exchange for all of the outstanding capital shares of KwikWeb, Inc.

Prior to our reorganization with KwikWeb, Inc., on July 7, 1999, our officers and directors agreed to cancel a total of 9,000,000 shares of common stock that had been issued to them on November 8, 1995. On July 8, 1999, our board of directors, per the authority granted to them by our shareholders on August 31, 1996, authorized a two-for-one forward split of our outstanding common stock, resulting in a total of 3,510,000 shares of common stock issued and outstanding prior to the reorganization with KwikWeb, Inc. All share amounts contained in this report have been adjusted to reflect this two-for-one forward split. In January 2000, we changed our corporate name to KwikWeb.com, Inc.

In September 1999, we sold 400,000 shares of common stock, at a price of $1.25 per share for the gross proceeds of $500,000, to one private investor.

Unless the context otherwise requires, all references to "us," "we" or "the Company" also includes our wholly-owned subsidiary, KwikWeb, Inc., a California corporation. Our executive offices are located at 2155 Newcastle Avenue, Cardiff, California 92007; telephone (760) 943-7829.

DESCRIPTION OF BUSINESS

OVERALL

The rapid growth of the Internet as a communications network has fueled a tremendous demand for websites. Overall, the demand for websites has been filled in one of the following ways:

CUSTOM WEBSITE DESIGN AND DEVELOPMENT SERVICES.
Large businesses that need complex database driven websites often employ website designers ("Webmasters") to develop and maintain custom-made websites customized for that particular business. The cost of these projects often makes them prohibitively expensive for small businesses and individuals who want to develop and publish their own websites.

PURCHASED SOFTWARE PROGRAMS.
These products, such as Microsoft's FrontPage, allow individuals and businesses to build their own websites at a lower cost rather than using a Webmaster who will design and build a custom website. The significant disadvantages are that they require a high level of skill and knowledge to download and operate the software and transfer files for successful uploading into the website.

ONLINE SELF-PUBLISHING WEB-TOOLS.
These web-tools are available on-line and are typically designed for the novice user by eliminating the need to purchase software or to hire an outside expert. These products significantly reduce the cost of building a website. Providers of these on-line applications include Homestead, Excite's StoreBuilder, and KwikWeb.com.

KWIKWEB.COM

We design, develop and market products and services that allow individuals and small to medium-sized businesses to create, build, manage and maintain their own websites, sell products, generate leads, and distribute information. In December 1999, we finalized the design and development of our initial products and began our launch in January 2000.

We intend to offer our services to individuals and small to medium-sized businesses and expect to generate revenues from both our website building products and services as well as from hosting these websites on our servers. In addition, we expect to generate revenues from affiliate agreements and licensing fees from strategic relationships.

PRODUCTS & SERVICES

The following is a description of the website building products and services we offer:

ONE PAGE INSTANT WEBSITE BUILDER - Our One Page Instant Website Builder allows users to create their own one page website using editing features such as text edit, font size and color edit, image upload, links edit, submission of their website to Internet search engines and other basic HTML design elements. We typically offer this product for free as part of a promotional campaign with the expectation that some customers will purchase upgrades of their websites from us.

KWIKWEB INSTANT WEBSITE BUILDER - This 1st level upgraded product allows our users to easily create a pre-designed multi-page website using a template format. The website can be customized with the same easy to use editing tools as the One Page Instant Website Builder. Once a website is created, the customer can add or delete pages, change background designs and enter search words and keywords into the search engine section to promote their website. KwikWeb.com intends on selling this product for $14.95 (retail) per month.

KWIKWEB STOREFRONT BUILDER - This upgraded product is our uniquely designed, easy-to-use software that allows our customers to easily create an online web store containing an unlimited number of items for sale. This product allows our customers to create their own web store that includes a full shopping cart feature, secured credit card encryption and storage, order information service and merchant card account for on-line credit card processing. KwikWeb.com intends to sell this product for $29.95 (retail) per month.

DATA CONVERSION ENGINE - This proprietary software is designed to create instant websites directly from raw database information. Our software is capable of gathering names, postal and e-mail addresses, and other data from large databases and converting this information into an instant on-line community of thousands of websites. This powerful tool is most often used with our One Page Instant Website Builder program to build market share for a select corporate partner and to create a branded corporate marketing campaign. The website can then be modified by its owner or upgraded using the KwikWeb.com building tools. This product's price is negotiated with each corporate partner.

TELEPHONE OPERATOR WIZARD - This service is used in conjunction with telephone call centers. It allows any individual to create a website over the telephone. Once created by the call center operator, the individual can edit the KwikWeb.com template on-line.

We intend to support all our products with our in-house customer service and technical support team that can be reached either by e-mail or telephone.

STRATEGIC RELATIONSHIPS

WORLDGATE COMMUNICATIONS - We have entered into a strategic relationship with WorldGate Communications, a provider of Internet service through cable television lines, to offer co-branded website building products and services to their subscribers. Under the terms of our agreement, each of WorldGate's subscribers will be able to build their own website, free of charge, using our website building products. These subscribers will also be offered the opportunity to purchase product upgrades from us and we will share all revenues from these upgrades with WorldGate.

E-COMMERCE EXCHANGE - Our agreement with E-Commerce Exchange provides our customers with the ability to apply for a merchant credit card that will allow them to offer credit card processing through their online web stores. Our customers will be able to complete and submit their merchant card application directly to E-Commerce Exchange for their approval and we will receive a fee from E-Commerce Exchange for each approved merchant card.

MARKETING AND SALES

KwikWeb.com employs a variety of marketing methods, including advertising, trade show and conference participation, the KwikWeb.com website, and placement of our name and logo on alliance partners' websites. A key element of KwikWeb.com's marketing strategy is to continue to heighten awareness for the KwikWeb.com brand as it expands its sales and marketing activities.

KwikWeb.com has identified 6 principal target customer categories:

- CABLE TELEVISION INTERNET SERVICE PROVIDERS - We intend to create strategic relationships with cable television providers to market our website building products and services to cable Internet subscribers. We intend to offer these subscribers our free One Page Instant Website Builder and will market to these subscribers upgrades to KwikWeb.com's suite of products. KwikWeb.com has entered into a strategic relationship with Worldgate Communications, a provider of cable television Internet services, to offer our website building tools to their customers. We intend to seek similar relationships with other providers of cable television Internet access. See "Strategic Relationships".

- COPY, SHIP & PRINT CENTERS - KwikWeb.com intends to offer national franchised copy centers with instant "Business Portals" that allow local merchants to create web stores on Internet kiosks inside each franchise. These kiosks are available to the copy centers' customers and are targeted at local "brick and mortar" merchants who are seeking to sell their products and services on the Internet but do not have the expertise to create a website within their place of business.

- MERCHANT CARD PROCESSORS - We believe that newly formed businesses look for easier ways to gain access to other necessary business services, particularly during the start-up phase. We intend to seek strategic relationships with merchant card processors and plan to offer a free website to all approved merchant card applicants. Additionally, we offer all of our customers access to merchant card processing through our strategic relationship with E-Commerce Exchange.

- TELEPHONE CALL CENTERS - Telephone call centers provide sales and customer service support to a myriad of business enterprises that require 24 hour-a-day, 7 days-a-week service to their customers. We intend to enter into strategic relationships with these call centers to market our website building software available to their business customers. These business customers may be given a free one-page, promotional website that can be upgraded using KwikWeb.com's web-building software. Customers will create their website over the phone via the call center staff.

- ASSOCIATION AND TRADE GROUPS - KwikWeb.com believes that websites within a distinct community such as associations and trade groups have the potential to become a centralized channel of advertising and information distribution. We believe these websites will be "endorsed" by the association or group thereby simultaneously creating a community portal. We believe that our products and services are well suited to these markets because our websites can be pre-formatted to adhere to the community's specifications and member websites can be linked to the association's URL. In order to attract associations and trade groups, we intend to enter into revenue sharing agreements with these groups in which all revenues from the sale of upgrades of our products will be shared with the association. In addition to our website building software, we also believe that this target market is well suited for our database conversion engine.

- YELLOW AND WHITE PAGE DIRECTORIES - KwikWeb.com believes there is a significant market to turn directory listings of Yellow and White Page members to customized websites. KwikWeb.com's software can convert any size database into pre-made websites. As a result, we believe that this market is the perfect suitor for our products and services.

KwikWeb.com plans to significantly expand its sales force during 2000. We intend to divide our sales representatives into groups, with each group selling services to select target customer categories. We believe that we can more effectively sell our services by using sales professionals who specialize in these target categories. We plan to centralize our marketing efforts in San Diego and travel to other cities as needed.

KWIKWEB.COM TECHNOLOGY

Our network is comprised of co-located, leased servers and bandwidth in various locations throughout the United States. For all of our programs, we use the industry standard tag-based server scripting language: Cold Fusion. This provides us with optimum development and rapid development capability.

COMPETITION

The market for Internet services is relatively new, rapidly evolving and highly competitive. We expect that competition will continue to intensify particularly as alliances between website software developers and content publishers are forged. The website software development industry is characterized by frequent new product and service introductions, strategic alliances between website software developers and content publishers, rapidly changing technology and evolving industry standards. Although we believe we are the only company with a fully developed and usable data conversion engine that instantly creates an unlimited number of websites, we face substantial competition from a number of companies who have launched their product through major content portals.

SOFTWARE DEVELOPMENT

We develop most of our technology in-house and maintain a software development staff of 4 that designs, develops and tests our new products and services. As of December 31, 1999 we have incurred research and development costs of $162,626 since inception. We believe that by performing most of our software development in-house we can more quickly and cost-effectively develop new and innovative products and services. As a result, we believe we are better equipped to incorporate customer preferences into the website software design and development.

EMPLOYEES

As of December 31, 1999, we had 7 full-time employees, of whom 4 were in software development and 3 in administration. None of our employees are represented by a labor union, and we consider our relations with our employees to be excellent.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to the other information set forth in this report, our business is subject to a number of risks, any of which could adversely affect our business, operating results and financial condition.

     WE HAVE A LIMITED OPERATING HISTORY. KwikWeb.com was incorporated in October 1997 and through December 31, 1999 we had not launched our initial products "One Page Instant Website Builder", "KwikWeb Instant Website Builder" and "KwikWeb StoreFront Builder". KwikWeb.com remains in the developmental stage and, accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the e-commerce business to business marketplace. Our success will depend on many factors, including, but not limited to, the following:

-        the growth of e-commerce business sites on the Internet

- our ability to implement our growth strategy, especially our sales and marketing efforts

-        our ability to attract a significant number of customers

- the introduction of new technologies and Internet services by us and our competitors

-        price competition

-        market acceptance of our software and pricing structure

-        our ability to attract, retain and motivate qualified personnel

-        general economic conditions

We may not successfully implement our growth strategies or successfully address these risks and uncertainties. If we fail to do so, it could materially harm our business and impair the price of our common stock. Even if we accomplish these objectives, we may not generate positive cash flow or profits in the future. Moreover, variations in these factors may cause our quarterly operating results to fluctuate significantly in the future. As a result, our operating results in one or more future quarters may fail to meet the expectations of investors. Failure to meet these expectations could impair the price of our common stock.

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. Since the formation of our company we have incurred substantial net losses. As of December 31, 1999, we had an accumulated deficit of $435,040. As we continue to implement our growth strategy, we intend to spend significant amounts on sales and marketing, research and development and general and administrative activities. We expect that we generally will incur these costs in advance of anticipated related revenues, which may further increase operating losses in certain periods. As a result of our expansion, we expect to continue to incur significant operating and negative cash flows from operations for the foreseeable future. It is possible that we may never achieve favorable operating results or profitability.

     WE HAVE REQUIREMENTS FOR ADDITIONAL CAPITAL. We need to raise substantial additional funds if our estimates of working capital and/or capital expenditures prove accurate or in order for us to respond to unforeseen technological or marketing hurdles or to take advantage of unanticipated opportunities. Over the longer term, it is likely that we will require substantial additional funds to finance significant capital equipment expenditures and lease commitments for additional servers and bandwidth to expand the network, as well as for product development, marketing, sales and customer support needs. There can be no assurance that any such funds will be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue to develop new technologies and services or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, prospects, financial condition and result of operations.

     WE FACE CHALLENGES MANAGING OUR GROWTH. We have expanded our operations since KwikWeb.com was founded in October 1997. In connection with the expansion of our operations, we have grown from 1 employee to 7 employees on December 31, 1999. We also plan to significantly expand our sales and marketing and research and development activities, hire a significant number of additional employees, expand our internal management, technical, information, accounting and billing systems. In addition, we plan to expand the infrastructure of the KwikWeb.com network by investing in additional hardware consisting primarily of additional servers. This rapid expansion may place increased strain on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. In order to successfully manage our growth we must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to manage our growth effectively, it could materially harm our business and impair the price of our common stock.

     WE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES. The markets for Internet services are characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging nature of Internet products and services and their rapid evolution will require that we continually improve the performance, features and reliability of the software and our customer service, particularly in response to competitive offerings. There can be no assurance that we will be successful in responding quickly, cost effectively and sufficiently to these developments. There can be no assurance that we will be successful in achieving widespread acceptance of our products before competitors offer products and services with speed and performance similar to our current offerings. In addition, the widespread adoption of new Internet or telecommunications technologies or standards could require substantial expenditures by us to modify or adapt our instant website building software. These changes would fundamentally affect the character, viability and frequency of Internet-based e-commerce websites, which could have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, new services or enhancements we offer may contain design flaws or other defects that could have a material adverse effect on our business, prospects, financial condition and results of operations.

     WE FACE SIGNIFICANT COMPETITION. The market for Internet-based services is relatively new, rapidly evolving and highly competitive. We expect that competition will continue to intensify. The web-building software industry is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. We face substantial competition from a number of companies. These companies include 1) Internet service providers, 2) website software developers, 3) content publishers, and 4) hardware and system vendors. We expect competition from other types of competitors to increase significantly. Competitive factors include:

-        ease of use
-        uniqueness of product
-        the quality and reliability of services
-        traffic flow directed to websites
-        price of services
-        brand recognition

Our competitors have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition and more established relationships with content providers than KwikWeb.com.

     WE RUN THE RISK OF SYSTEM FAILURE AND FACE SECURITY RISKS. Despite the implementation of security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet Service Providers ("ISPs") and On-line Service Providers ("OSPs") have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Although we intend to continue to implement industry-standard security measures, these measures have been circumvented in the past, and there can be no assurance that measures implemented by us will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and end-users, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

     DEPENDENCE ON INCREASED USAGE AND STABILITY OF THE INTERNET. The future of the Internet as a center for information exchange and commerce will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet, in the level of usage by individuals and businesses, and in the number and quality of products and services designed for use on the Internet. Because usage of the Internet as a medium for on-line exchange of information and commerce is a recent phenomenon, it is difficult to predict whether the number of users drawn to the Internet will continue to increase. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered on-line will improve sufficiently to continue to support user interest.

Moreover, critical issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Web has placed increased strain on the Internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet and could reduce the usage of the Internet by businesses and individuals. Any failure of the Internet to support the ever-increasing number of users due to inadequate infrastructure, or otherwise, could materially and adversely affect the acceptance of our products and services which would, in turn, materially and adversely affect our business, prospects, financial condition and results of operations.

     WE FACE RISKS RELATING TO FUTURE ACQUISITIONS AND INVESTMENTS. As part of our growth strategy, we may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions would expose us to additional risks. In particular, risks associated with the acquisition of high-technology companies include:

- the difficulty of assimilating and integrating the operations and personnel of the combined companies
-    the potential disruption of our ongoing business
-    our inability to retain key technical, managerial and sales personnel
- the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies
- the diversion of management's attention during the acquisition and integration process

We do not have experience in the identification and management of acquisitions. If we are unable to successfully address any of the foregoing risks, it could materially harm our business and impair the price of our common stock.

     WE DEPEND ON KEY PERSONNEL. Our performance and development will depend, in large part, upon the efforts and abilities of senior management, including Ric Kaestner, our Chief Executive Officer and President. The loss of Mr. Kaestner's service could have a material adverse effect on our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our officers or employees. We do not have key man life insurance policy on the life of Mr. Kaestner. In addition, we believe that our future success will depend upon our ability to identify, attract, motivate, train and retain other highly skilled managerial, financial, engineering, sales and marketing and other personnel. Competition for such personnel is intense. There can be no assurance that we will be successful in identifying, attracting, motivating, training and retaining the necessary personnel, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

     WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, currently are highly volatile. Factors that may have a significant effect on the market price of our common stock, many of which are beyond our control, include:

-    fluctuations in our operating results
-    technological innovation announcements
-    new products or services offered by our competitors
-    analysts' reports and projections
-    changes in the market valuations of other Internet companies

- announcements by us or our competitors relating to significant acquisitions, strategic relationships, joint ventures, capital commitments or customer relationships
-    our ability or failure to implement our growth strategy
-    regulatory developments
-    additions or departures of key personnel
-    sales of our common stock by our stockholders or us

Fluctuations in the market price of our common stock may in turn adversely affect (1) our ability to complete any targeted acquisitions, (2) our access to capital and financing and (3) our ability to attract and retain qualified personnel. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation against that company often results. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially harm our business.

     EXISTING STOCKHOLDERS HAVE SIGNIFICANT INFLUENCE. Our present executive officers and directors and their affiliates beneficially own approximately 60% of our outstanding common stock. As a result, these stockholders may significantly influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, consolidations or sale of substantially all of our assets.

ITEM 2          PROPERTIES

KwikWeb.com is headquartered in facilities consisting of approximately 1,500 square feet in Cardiff-by-the-Sea, California, which we occupy under two leases. Both leases expire in 2002. We are currently in negotiations to secure additional office space in Cardiff-by-the-Sea of up to 1,000 square feet. If such negotiations are successful, we believe we will have sufficient space to meet our space requirements for the foreseeable future.

ITEM 3          LEGAL PROCEEDINGS

KwikWeb.com is not presently a party to any legal proceedings.

ITEM 4          SUBMISSIONS OF MATTER TO A VOTE OF THE SECURITY HOLDERS

Effective January 11, 2000, pursuant to their written consent, our shareholders approved an amendment of our Articles of Incorporation approving the change of our corporate name from G.P. Properties, Inc. to KwikWeb.com, Inc. No proxies were solicited in connection with this shareholder action.


PART II

ITEM 5          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Our common stock is traded on the OTC Bulletin Board. It traded under the symbol GPPY until January 11, 2000 when the symbol changed to KWEB to reflect our name change from G.P. Properties to KwikWeb.com, Inc. The quarterly high and low sales prices of shares of our common stock during the transition period is as follows:


--------------------------------------------------------------------------------------------------------------------------
1999                                                                      High                                        Low
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
Quarter ended September 30, 1999                                          $2.00                                       $1.00
------------------------------------------------------------------------------------------------------------------------------
Quarter ended December 31, 1999                                           $1.9375                                     $1.25
------------------------------------------------------------------------------------------------------------------------------


As of March 24, 2000, there were approximately 18 shareholders of record and approximately 60 beneficial owners of our common stock.

We have not declared dividends or paid any cash dividends on our capital stock. We intend to retain all future earnings, if any, for use in the operation and development of our business and, therefore, does not expect to declare or pay any cash dividends on our common stock in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We design, develop and market products that allow individuals and small to medium-sized businesses to build, manage and maintain their own websites, sell products, generate leads, and distribute information. In 1999, we finalized the design of our initial products making significant achievements in development in order to ready it for launch in January 2000. As a result, we did not generate any revenues from the sale of our products in 1999.

Our plan of operation over the next 12 months is to offer our services to individuals and small to medium sized businesses for fees based on the type of product selected and for web hosting. Additionally, we expect to generate additional fees from affiliate agreements and licensing fees from strategic relationships.

We have incurred net losses in each fiscal period since our inception and, as of December 31, 1999, had an accumulated deficit of $435,040. To date, we have not generated any significant revenues, and, as a result of the significant expenditures that we plan to make in sales and marketing and general and administration activities over the near term, we expect to continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis through at least the end of 2000 and for the foreseeable future thereafter. We are in the early stages of executing our business model and there can be no assurance that our services will achieve broad commercial or consumer acceptance.

We expect to incur significant capital equipment expenditures and lease commitments for additional servers and bandwidth to expand the KwikWeb.com network. The amount and timing of such expenditures will depend upon the level of demand for our services. We believe that as customers use our products, the corresponding level of costs will be minimal and will allow us to generate economies of scale relative to the expenses we will incur with our servers. To the extent that such economies of scale are not realized, our business, prospects, financial condition and results of operation will be materially adversely affected.

REORGANIZATION

In August 1999, pursuant to a Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 by and among G.P. Properties and the shareholders of KwikWeb, Inc., we issued 6,000,000 shares of our common stock in exchange for all of the outstanding capital shares of KwikWeb, Inc. Since the former shareholders of KwikWeb, Inc. owned approximately 65% of the outstanding shares of the common stock of G.P. Properties after giving effect to the reorganization, KwikWeb, Inc. was deemed the accounting acquirer and G.P. Properties' acquisition of KwikWeb, Inc. This has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of KwikWeb, Inc. is carried forward as the equity of the combined entity. There has been no step up in the accounting bases and, as a result, KwikWeb.com, Inc. is assumed to have acquired G.P. Properties at its book value of $0, after giving effect to the consummation of the reorganization. This adjustment reflects the adjustment of the equity and accumulated deficit.

PLAN OF OPERATION
Since inception, we have financed operations primarily through the sales of equity securities. Through December 31, 1999, we have raised $620,000 from the sale and issuance of common stock.

We have had significant negative cash flows from operating activities since inception. We believe that we will require, at least, an additional $625,000 of capital in order to fund our business plan over the next 12 months. We expect to obtain the working capital we need to fund our operating activities from the sale of our equity securities. There can be no assurance, however, that we will be able to obtain sufficient additional capital, either through outside investors or our own operations, in order to fund our working capital requirements in a timely manner. The report of our independent accountants for the fiscal year ended December 31, 1999 states that due to the absence of operating revenues and our limited capital resources, there is a doubt about our ability to continue as a going concern.

We intend to use the working capital we generate from both the sale of our securities and the sale of our products in order to execute our marketing plan, reinforce our network, fund additional research and development projects, and fund anticipated general and administrative cost growth associated with product launch.

We anticipate our marketing expenses to be primarily personnel costs. Our marketing plan supports a staff of sales professionals whose efforts are focused in our target markets: cable TV Internet service providers; merchant card processors, telephone call centers, associations and trade groups and yellow and white page directories.

We expect to incur additional costs in connection with our efforts to reinforce our network and to increase our bandwidth as our customer base grows. Further, we expect our research and development costs to increase as we explore new technologies to offer more products to our customer base. Finally, we expect general and administrative costs; specifically those related to human resource costs, to also increase. We anticipate expanding our personnel to approximately 15 employees by the end of 2000. This would be an increase of 8 employees in sales and marketing, research and development, customer service and administration.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a new "safe harbor" for these types of statements. To the extent statements in this Annual Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in this Form 10-K in Item 1 - "Description of Business - Factors That May Affect Future Performance" and other risks identified from time to time in the Company's filing with the Securities and Exchange Commission, press releases and other communications. The Company assumes no obligation to update forward-looking statements.

ITEM 7          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                KWIKWEB.COM, INC.
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            PAGE
---------------------------------------------------------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                                                                          15
---------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999                                                       16
---------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations for the six months ended December 31,
1999, for the year ended June 30, 1999, for the period from inception
(October 9, 1997) to June 30, 1998, and for the period from inception
(October 9, 1997) to December 31, 1999                                                                                      17
---------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Shareholders' Equity for the six months ended
December 31, 1999, for the year ended June 30, 1999, for the period from inception (October 9, 1997) to June 30, 1998, and for the period from inception
(October 9, 1997) to December 31, 1999                                                                                      18
---------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows for the six months ended December 31,
1999, for the year ended June 30, 1999, for the period from inception
(October 9, 1997) to June 30, 1998, and for the period from inception
(October 9, 1997) to December 31, 1999                                                                                      19
---------------------------------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                                                  20
---------------------------------------------------------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
KwikWeb.com, Inc.

We have audited the accompanying consolidated balance sheets of KwikWeb.com, Inc. and subsidiary (a development stage company) (the "Company") as of December 31, 1999 and June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the six months ended December 31, 1999, for the year ended June 30, 1999, for the period from inception (October 9, 1997) to June 30, 1998, and for the period from inception (October 9, 1997) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KwikWeb.com, Inc. and subsidiary as of December 31, 1999 and June 30, 1999, and the results of their operations and their cash flows for the six months ended December 31, 1999, for the year ended June 30, 1999, for the period from inception (October 9, 1997) to June 30, 1998 and the period from inception (October 9, 1997) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company cannot successfully implement its 2000 operating plan without raising additional capital. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The operating results and cash flows for the six month period ended December 31, 1998 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, accordingly, we express no opinion on it.

                                             CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
February 18, 2000

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31, 1999             JUNE 30, 1999
                                                                    -------------------------     --------------------
                              ASSETS
CURRENT ASSETS:
   Cash and equivalents                                             $                262,828      $            20,534
   Due from shareholder                                                                3,879                    4,192
   Prepaid expenses                                                                   11,071                      800
                                                                    -------------------------     --------------------
      TOTAL CURRENT ASSETS                                                           277,778                   25,526


EQUIPMENT                                                                             23,169                   12,443
                                                                    -------------------------     --------------------

                                                                    $                300,947      $            37,969
                                                                    =========================     ====================
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $                  7,797      $             6,226
   Accrued liabilities                                                                19,508                   25,000
                                                                    -------------------------     --------------------

      TOTAL CURRENT LIABILITIES                                                       27,305                   31,226
                                                                    -------------------------     --------------------


COMMITMENTS AND CONTINGENCIES                                                              -                        -

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 25,000,000 shares authorized,
      9,910,000 and 6,000,000 shares issued and outstanding                            9,910                    6,000
   Additional paid-in capital                                                        698,772                  202,682
   Deficit accumulated during the development stage                                 (435,040)                (201,939)
                                                                    -------------------------     --------------------

      TOTAL SHAREHOLDERS' EQUITY                                                     273,642                    6,743
                                                                    -------------------------     --------------------

                                                                    $                300,947      $            37,969
                                                                    =========================     ====================



   The accompanying notes are an integral part of these financial statements.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                  INCEPTION      CUMULATIVE FROM
                                                              SIX MONTHS ENDED                (OCTOBER 9, 1997)     INCEPTION
                                         SIX MONTHS ENDED     DECEMBER 31, 1998  YEAR ENDED          TO        (OCTOBER 9, 1997) TO
                                         DECEMBER 31, 1999       (UNAUDITED)     JUNE 30, 1999  JUNE 30, 1998   DECEMBER 31, 1999
                                         -----------------    -----------------  -------------  -------------  -------------------
REVENUE                                  $             --      $         --      $      --      $      --      $      --

EXPENSES:
  Research and development                         11,673            69,960        131,849         19,104        162,626

  General and administrative                      211,428             7,346         47,734          3,252        262,414

  Interest                                         10,000              --             --             --           10,000
                                         ----------------    --------------    -----------    -----------    -----------

TOTAL EXPENSES                                    233,101            77,306        179,583         22,356        435,040
                                         ----------------    --------------    -----------    -----------    -----------

NET LOSS                                 $       (233,101)   $      (77,306)   $  (179,583)   $   (22,356)   $  (435,040)
                                         ================    ==============    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE     $          (0.03)   $        (0.01)   $     (0.03)   $     (0.00)
                                         ================    ==============    ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                  9,030,328         6,000,000      6,000,000      5,205,000
                                         ================    ==============    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FROM INCEPTION (OCTOBER 9, 1997) TO DECEMBER 31, 1999




                                                                COMMON STOCK
                                                   ------------------------------------           ADDITIONAL          COMMON STOCK
                                                     NUMBER                AMOUNT                  PAID-IN           SUBSCRIPTIONS
                                                   OF SHARES     PER SHARE        TOTAL            CAPITAL             RECEIVABLE
                                                   ------------------------------------           ----------         -------------
Initial Capitalization                             3,480,000     $  0.001     $   3,480           $        -         $          -

Issuance of common stock for cash
   and subscriptions receivable                    2,520,000        0.048         2,520              117,479              (99,000)

Contributed capital - salary                               -            -             -               22,956                    -

Net loss                                                   -            -             -                    -                    -
                                                   ---------                  ---------           ----------         ------------
  BALANCE, JUNE 30, 1998                           6,000,000                      6,000              140,435              (99,000)

Payment of subscriptions receivable                        -            -             -                    -               99,000

Contributed capital - salary                               -            -             -               62,247                    -

Net loss                                                   -            -             -                    -                    -
                                                   ---------                  ---------           ----------         ------------
  BALANCE, JUNE 30, 1999                           6,000,000                      6,000              202,682                    -

Common stock issued in reorganization              3,510,000            -         3,510               (3,510)                   -

Common stock issued for cash                         400,000        1.250           400              499,600                    -

Net loss                                                   -            -             -                    -                    -
                                                   ---------                  ---------           ----------         ------------
  BALANCE, DECEMBER 31, 1999                       9,910,000                  $   9,910           $  698,772         $          -
                                                   =========                  =========           ==========         ============



                                                        DEFICIT
                                                      ACCUMULATED
                                                       DURING THE               TOTAL
                                                       DEVELOPMENT          SHAREHOLDERS'
                                                          STAGE                 EQUITY
                                                       -----------          -------------
Initial Capitalization                                  $        -            $     3,480

Issuance of common stock for cash
   and subscriptions receivable                                  -                 20,999

Contributed capital - salary                                     -                 22,956

Net loss                                                   (22,356)               (22,356)
                                                      ------------            -----------
  BALANCE, JUNE 30, 1998                                   (22,356)                25,079

Payment of subscriptions receivable                              -                 99,000

Contributed capital - salary                                     -                 62,247

Net loss                                                  (179,583)              (179,583)
                                                      ------------            -----------
  BALANCE, JUNE 30, 1999                                  (201,939)                 6,743

Common stock issued in reorganization                            -                      -

Common stock issued for cash                                     -                500,000

Net loss                                                  (233,101)              (233,101)
                                                      ------------            -----------
  BALANCE, DECEMBER 31, 1999                          $   (435,040)           $   273,642
                                                      ============            ===========

   The accompanying notes are an integral part of these financial statements.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                  INCEPTION      CUMULATIVE FROM
                                                              SIX MONTHS ENDED                (OCTOBER 9, 1997)     INCEPTION
                                         SIX MONTHS ENDED     DECEMBER 31, 1998  YEAR ENDED          TO        (OCTOBER 9, 1997) TO
                                         DECEMBER 31, 1999       (UNAUDITED)     JUNE 30, 1999  JUNE 30, 1998   DECEMBER 31, 1999
                                         -----------------    -----------------  -------------  -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (233,101)       $ (77,306)      $ (179,583)     $ (22,356)     $ (435,040)
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation                                     3,293            1,188            3,122             53           6,468
    Contributed capital - salary                        --           56,997           62,247         26,435          88,682
    (Increase) in prepaid expenses                 (10,272)              --               --           (800)        (11,072)
    (Increase) decrease in deposits                     --            1,500            1,500         (1,500)             --
    Increase in accounts payable                     1,572          (10,803)           7,676         (1,451)          7,797
    Increase (decrease) in accrued liabilities      (5,492)          25,000           25,000             --          19,508
                                                 ---------        ---------       ----------      ---------      ----------

    Net cash used by operating activities         (244,000)          (3,424)         (80,038)           381        (323,657)
                                                 ---------        ---------       ----------      ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of equipment                         (14,019)         (10,332)         (12,497)        (3,120)        (29,636)
    Due to/from shareholder                            313             (461)          (3,034)        (1,158)         (3,879)
                                                 ---------        ---------       ----------      ---------      ----------

    Net cash used by investing activities          (13,706)         (10,793)         (15,531)        (4,278)        (33,515)
                                                 ---------        ---------       ----------      ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                     500,000           21,400           99,000         21,000         620,000
                                                 ---------        ---------       ----------      ---------      ----------

    Net cash provided by financing activities      500,000           21,400           99,000         21,000         620,000
                                                 ---------        ---------       ----------      ---------      ----------

Net increase in cash                               242,294            7,183            3,431         17,103         262,828

CASH, BEGINNING OF PERIOD                           20,534           17,103           17,103             --              --
                                                 ---------        ---------        ---------      ---------       ---------

CASH, END OF PERIOD                              $ 262,828        $  24,286        $  20,534      $  17,103       $ 262,828
                                                 =========        =========        =========      =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for
   subscriptions receivable                      $    --          $      --        $      --      $  99,000       $  99,000
                                                 =========        =========        =========      =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                  $  10,000        $      --        $      --      $    --         $  10,000
                                                 =========        =========        =========      =========       =========



   The accompanying notes are an integral part of these financial statements.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      KwikWeb.com, Inc., a Nevada corporation, was formed on October 9, 1997 to design, develop and market proprietary software that allows on-line users to easily create and build their own customized websites using a user friendly "point and click" format. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc. and its wholly owned subsidiary Kwik Web, Inc. (collectively, the "Company").

      CHANGE IN FISCAL YEAR END

      In December 1999, the Board of Directors approved a change of the fiscal year end from June 30 to December 31. The consolidated statements of operations, shareholders' equity, and cash flows are presented for the six months ended December 31, 1999, the year ended June 30, 1999, the period from inception (October 9, 1997) to June 30, 1998 and cumulative from inception to December 31, 1999. For comparative purposes only, the following table presents the condensed results of operations for the twelve months ended December 31, 1999 and 1998:



                                                                                       YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                  1999                          1998
                                                                             --------------                 ------------
                                                                              (Unaudited)
      Revenue                                                                $            -                 $          -
      Expenses:
        Research and development                                                     73,272                       74,705
        General and administrative                                                  252,106                       11,102
        Interest                                                                     10,000                            -
                                                                             --------------                 ------------

      Net loss                                                               $     (335,378)                $    (85,807)
                                                                             ==============                 ============


      Basic and diluted net loss
        per share                                                            $        (0.04)                $      (0.01)
                                                                             ==============                 ============

      Basic and diluted weighted
        average shares outstanding                                                7,514,071                    5,665,574
                                                                             ==============                 ============


                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH AND EQUIVALENTS

      Cash and equivalents consist of cash and money market funds. The carrying value of these instruments approximates fair value. The Company has not experienced any losses on its cash and equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

      EQUIPMENT

      Equipment is stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets.


                                         USEFUL
                                          LIVES          DECEMBER 31, 1999            JUNE 30, 1999
                                          -----          -----------------           --------------
      Computer equipment                 3 years            $       17,206           $        8,289
      Furniture & fixtures               5 years                    12,431                    7,329
                                                            --------------           --------------
                                                                    29,637                   15,618
      Accumulated depreciation                                      (6,468)                  (3,175)
                                                            --------------           --------------
                                                            $       23,169           $       12,443
                                                            ==============           ==============


      SOFTWARE DEVELOPMENT COSTS

      SFAS No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, provides for the capitalization of certain software development costs after technological feasibility of the software is attained. No such costs have been capitalized to date because costs incurred subsequent to reaching technological feasibility have not been material.


      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

      RESEARCH AND DEVELOPMENT COSTS

      Costs incurred in connection with research and development are charged to operations as incurred.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      LONG-LIVED ASSETS

      The Company will record potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carryingvalue unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses. All of the Company's long-lived assets are located in the United States.

      ADVERTISING COSTS

      Advertising costs are expensed as incurred. Advertising expense for the six months ended December 31, 1999 and the year ended June 30, 1999 was $2,600 and $15, respectively. There was no advertising expense incurred for the period ended June 30, 1998.

      BASIC AND DILUTED NET LOSS PER SHARE

      Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE for all periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      The Company has no potentially dilutive securities, options, warrants or other rights outstanding. Therefore, basic and diluted net loss per share are the same.


      REPORTABLE OPERATING SEGMENTS

      SFAS No. 131, SEGMENT INFORMATION, amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company operates one business and operating segment.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


      RECLASSIFICATIONS

      Certain prior period amounts have been classified to conform with current year presentation and the reorganization.


2.    REORGANIZATION

      In August 1999, Kwik Web, Inc. and G. P. Properties, Inc. ("G. P. Properties") agreed to merge whereby G. P. Properties issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of Kwik Web, Inc. G. P. Properties, a public shell Nevada corporation formed in 1989, retained all its 3,510,000 shares of common stock. G.P. Properties had no assets, liabilities or operations and management of Kwik Web, Inc. retained control of the merged entity. Accordingly, Kwik Web, Inc. was deemed the accounting acquiror of G. P. Properties. In January 2000, the Company changed its name to KwikWeb.com, Inc.

3.    SHAREHOLDERS' EQUITY

      COMMON STOCK
      All share amounts have been retroactively adjusted for the merger between GP Properties, Inc. and KwikWeb, Inc.

      In October 1997, the Company was initially capitalized by the issuance of 3,480,000 shares of common stock. Also in October 1997, the Company sold 1,500,000 shares of common stock for $21,000 cash and a $24,000 subscription receivable. In May 1998, the Company sold 1,020,000 shares of common stock for a $75,000 subscription receivable. Both subscriptions receivable were paid in 1999.

      In August 1999, the Company merged with GP Properties, whose shareholders retained their 3,510,000 shares of common stock. In September 1999, the Company sold 400,000 shares of common stock for $500,000 cash.

4.    RELATED PARTY TRANSACTIONS

      The Company has made advances to the majority shareholder resulting in a receivable balance of $3,879 and $4,192 as of December 31, 1999 and June 30, 1999, respectively. It is anticipated that the entire balance will be repaid in 2000. The carrying amount of these advances approximates fair value.

      During the six months ended December 31, 1999, the Company received two bridge loans from shareholders aggregating $120,000. Both loans were fully paid off with $10,000 interest in September 1999.

                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


5.    INCOME TAXES

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

      As of December 31, 1999, the Company has a net operating loss carryforward for federal tax purposes of $225,000 which, if unused to offset future taxable income, will expire in years beginning in 2013.

      The Company had deferred tax assets of $10,600 and $5,300 as of December 31, 1999 and June 30, 1999, respectively, relating to its net operating losses. This deferred tax asset had a valuation allowance applied to it in the same amount.

6.    BASIC AND DILUTED LOSS PER SHARE

      The following table illustrates the reconciliation of the numerators and denominators of the basic loss per share computations (the Company has no potentially dilative securities, options, warrants or other rights outstanding).


                                      SIX MONTHS ENDED DECEMBER 31,
                                  ---------------------------------------        YEAR ENDED             INCEPTION TO
                                        1999                 1998               JUNE 30, 1999           JUNE 30, 1998
                                  ------------------   ------------------    --------------------    --------------------
                                                          (UNAUDITED)
      BASIC AND DILUTED
       LOSS PER SHARE:

      NUMERATOR
      Net loss                          $  (233,101)          $  (77,306)           $   (179,583)             $   (22,356)
                                  ------------------   ------------------    --------------------     --------------------

      DENOMINATOR
      Basic and diluted
       weighted average
       number of common
       shares outstanding
       during the period                  9,030,328            6,000,000               6,000,000                5,205,000
                                  ------------------   ------------------    --------------------     --------------------

      Basic and diluted
       loss per share                   $     (0.03)          $    (0.01)           $      (0.03)              $    (0.00)
                                  ==================   ==================    ====================     ====================


                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


7.       COMMITMENTS

         The Company leases its principal facilities under a three-year lease term that commenced in February 1999 and expires in 2002 at $800 per month. In late 1999, the Company entered into a three-year lease for additional office space at $700 per month. Annual lease commitments are $18,000 for each of the years ending December 31, 2000 and 2001, and $7,850 for the year ending December 31, 2002. Rent expense for the six months ended December 31, 1999 and the year ended June 30, 1999 was $7,600 and $3,800, respectively. There was no rent expense incurred for the period ended June 30, 1998.

8.       GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in organizational activities, including recruiting personnel, establishing office facilities, research and development and obtaining financing. Through December 31, 1999, the Company had incurred losses of $435,040. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research, development and market introduction activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by the sale of securities and future net earnings. However, there is no assurance that the Company will be able to implement its plan.

ITEM 8 CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the age and position of each of KwikWeb.com's executive officers, directors and key employees:


--------------------------------------------------------------------------------
Name                     Age             Position
--------------------------------------------------------------------------------
Richard Kaestner         47              Chief Executive Officer, President and
                                         Director
--------------------------------------------------------------------------------
Alex Tsakiris            42              Director
--------------------------------------------------------------------------------


Mr. Kaestner has served as Chief Executive Officer, President and as a director of KwikWeb.com since its inception. Mr. Kaestner founded KwikWeb.com in 1997. From 1995 to 1997, Mr. Kaestner served as President of Little Cliff Design, a developer of interactive CD-ROM's and a builder of custom websites.

Mr. Tsakiris has served as a director of KwikWeb.com since August 1999. In addition, he has served as a consultant for KwikWeb.com since its inception in 1997. In 1989, Mr. Tsakiris founded and served as President of MindPath Technologies, which he sold to Proxima Corporation in 1995. Since selling MindPath, Mr. Tsakiris has been involved with a number of companies as a private investor and consultant.

ITEM 10         EXECUTIVE COMPENSATION


                                   ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                        ------------------------------------------   -----------------------------



                                                                                       COMMON
                                                                                       SHARES
                                                         OTHER        RESTRICTED      UNDERLYING
                                                         ANNUAL      STOCK AWARDS  OPTIONS GRANTED     ALL OTHER
  NAME AND POSITION     YEAR      SALARY      BONUS   COMPENSATION        ($)         (# SHARES)     COMPENSATION (1)
-------------------     ----      -------     -----   ------------   ------------  ---------------   ----------------
Richard Kaestner,       1999      60,000       -0-        -0-             -0-            -0-                -0-
President and CEO       1998      60,000       -0-        -0-             -0-            -0-                -0-
(1)                     1997        -0-        -0-        -0-             -0-            -0-                -0-


Eileen Sturtevant,      1999        -0-        -0-        -0-             -0-            -0-                -0-
President and CEO       1998        -0-        -0-        -0-             -0-            -0-                -0-
(2)                     1997        -0-        -0-        -0-         100,000(3)         -0-                -0-


-------------------
(1) Mr. Kaestner has served as President and Chief Executive Officer of KwikWeb, Inc. from its inception in October 1997 to its reorganization with G.P. Properties in August 1999. Mr. Kaestner has served as our President and Chief Executive Officer since its reorganization with KwikWeb, Inc. in August 1999.

(2) Ms. Sturtevant served as our President and Chief Executive Officer until her resignation in August 1999.

(3) In 1997, Ms. Sturtevant received 100,000 shares of Common Stock in exchange for services rendered on our behalf. In July 1999, Ms. Sturtevant agreed to return these shares for cancellation.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for out-of-pocket expenses in attending board of directors meetings. From time to time, we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

INDEMNIFICATION OF DIRECTORS

As permitted by Section 78.751 of the Nevada General Corporation Law, KwikWeb.com's Certificate of Incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by Section 78.751 of the Nevada General Corporation Law, the Company's Bylaws provide that it may, in its discretion: (i) indemnify its directors, officers, employees and agents and persons serving in such capacities in other business enterprises (including, for example, its subsidiaries) at its request, to the fullest extent permitted by law; and (ii) advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

Our policy is to enter into indemnification agreements with each of its directors and officers that provide the maximum indemnity allowed to directors and officers by Section 78.751 of the Nevada General Corporation Law and the Bylaws as well as certain additional procedural protections.

ITEM 11         SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the KwikWeb.com common stock as of March 24, 2000 by (i) each of our directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all directors and officers as a group.


------------------------------------------- ----------------------------------------- -----------------------------------------
                                                NUMBER OF SHARES OF COMMON STOCK      PERCENTAGE OF COMMON STOCK BENEFICIALLY
             NAME AND ADDRESS                          BENEFICIALLY OWNED                              OWNED
------------------------------------------- ----------------------------------------- -----------------------------------------
Richard Kaestner(1)                                          3,480,000                                   35.1%
------------------------------------------- ----------------------------------------- -----------------------------------------
Alex Tsiarkis(1)                                             2,520,000                                   25.4%
------------------------------------------- ----------------------------------------- -----------------------------------------
H. Page Howe(2)                                              1,579,500                                   15.9%
------------------------------------------- ----------------------------------------- -----------------------------------------
All directors and executives as a group
(3 persons)                                                  7,579,500                                   76.5%
------------------------------------------- ----------------------------------------- -----------------------------------------


(1) The address is 2155 Newcastle Avenue, Cardiff, CA 92007.
(2) The address is 2163 Newcastle Avenue, Cardiff, CA 92007.

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

KwikWeb.com received two bridge loans from shareholders in the amounts of $20,000 and $100,000. Both loans were repaid in full, including interest of $10,000 on the $100,000 loan, in September 1999.

ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index to Exhibits

         2.1 Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 between the Registrant and KwikWeb, Inc. (1)

         3.1               Articles of Incorporation (2)

         3.2               Bylaws (2)

         10.1 Agreement with Worldgate Communications, Inc. dated September 22, 1998 (3)

         21.1              Subsidiaries of the Company (3)

         27.1              Financial Data Schedule

-----------------------------------------------------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 16, 1999 (File No 0-25433), incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form 10-SB dated February 23, 1999 (File No 0-25433), incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No 0-25433), incorporated herein by reference.



(b)      Reports on form 8-K

         On November 23, 1999, we filed an amendment to our current report on Form 8-K to include the historical and pro forma financial statements from our reorganization with KwikWeb, Inc. The Form 8-K/A contained KwikWeb, Inc.'s historical balance sheet as of December 31, 1998 and statements of income, shareholders' equity and cash flow for the year ended December 31, 1998, for the period from inception (October 9, 1997) to December 31, 1997 and cumulative from inception (October 9, 1997) to December 31, 1997. The Form 8-K/A also included the pro forma statements of operations for the year ended December 31, 1998 and for the nine months ended September 30, 1999.



                                   SIGNATURES

         In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KWIKWEB.COM, INC.


                                     By:  /s/ Richard Kaestner
                                         -------------------------------------
                                         Richard Kaestner
                                         President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURES                                      TITLE                                 DATE
-------------------------------------- --------------------------------------------  -------------------------------

  /s/ Richard Kaestner                  President and Chief Executive Officer and               April 10, 2000
-------------------------------         Director (principal executive and financial
      Richard Kaestner                  officer)

  /s/ Alex Tsakiris                     Director                                                April 10, 2000
-------------------------------
      Alex Tsakiris
