Form 10QSB
period 2000-03-31
KWIKWEB COM INC
filed 2000-05-15
CIK 1080235

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

         / /          TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-25433

                                KwikWeb.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                88-0377059
---------------------------------            -----------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)

           2155 Newcastle Avenue, Cardiff-by-the-Sea, California 92007
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                Yes X       No
                                   ---        ---

         As of May 01, 2000, the Company had 9,910,000 shares of its $.001 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                                                                 PAGE

Unaudited Condensed Consolidated Balance Sheet at March 31, 2000..................................................2
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 and cumulative
  from inception (October 9, 1997) to March 31, 2000..............................................................3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2000 and 1999 and cumulative from inception (October 9, 1997) to March 31, 2000..............................................................4
Notes to Unaudited Condensed Consolidated Financial Statements....................................................5


                         KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       Condensed Consolidated Balance Sheet
                                   (UNAUDITED)


                                                                          MARCH 31, 2000
                                                                    -------------------------
                              ASSETS
CURRENT ASSETS:
   Cash and equivalents                                                            $  71,040
   Due from shareholder                                                                4,154
   Prepaid expenses                                                                    9,774
                                                                    -------------------------
      TOTAL CURRENT ASSETS                                                            84,968


EQUIPMENT, NET OF $9,236 ACCUMULATED DEPRECIATION                                     31,476
                                                                    -------------------------

                                                                                   $ 116,444
                                                                    =========================
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $  15,143
   Accrued liabilities                                                                 4,664
                                                                    -------------------------

      TOTAL CURRENT LIABILITIES                                                       19,807
                                                                    -------------------------


COMMITMENTS AND CONTINGENCIES                                                              -

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 25,000,000 shares authorized,
      9,910,000 shares issued and outstanding                                          9,910
   Additional paid-in capital                                                        698,772
   Deficit accumulated during the development stage                                 (612,045)
                                                                    -------------------------

      TOTAL SHAREHOLDERS' EQUITY                                                      96,637
                                                                    -------------------------

                                                                                   $ 116,444
                                                                    =========================


                         KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                     CUMULATIVE FROM
                                                                THREE MONTHS ENDED MARCH 31,             INCEPTION (OCTOBER 9, 1997)
                                                                2000                    1999                       TO MARCH 31, 2000
                                                         -------------------    ---------------------   ---------------------------
REVENUE                                                                 $ -                      $ -                            $ -

EXPENSES:
  Research and development                                           45,375                   14,300                        212,112

  General and administrative                                        131,630                    5,848                        389,933

  Interest                                                                -                        -                         10,000
                                                         -------------------    ---------------------   ---------------------------

TOTAL EXPENSES                                                      177,005                   20,148                        612,045
                                                         -------------------    ---------------------   ---------------------------

NET LOSS                                                         $ (177,005)               $ (20,148)                    $ (612,045)
                                                         ===================    =====================   ===========================

BASIC AND DILUTED NET LOSS PER SHARE                               $ (0.018)                $ (0.003)
                                                         ===================    =====================
BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING                             9,910,000                6,000,000
                                                         ===================    =====================


                         KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              CUMULATIVE FROM
                                                          THREE MONTHS ENDED MARCH 31,  INCEPTION (OCTOBER 9, 1997)
                                                           2000                1999           TO MARCH 31, 2000
                                                        ----------         ------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(177,005)          $ (20,148)          $(612,045)
   Adjustments to reconcile net  loss to
     net cash used by operating activities:
    Depreciation and amoritzation                           2,972                   -               9,236
    Decrease (increase) in prepaid expenses                 1,092                   -              (9,774)
    Contributed capital - salary                                -                   -              88,682
    Increase (decrease) in accounts payable                 7,346              (5,791)             15,143
    (Decrease) increase in accrued liabilities            (14,843)                  -               4,664
                                                        ---------           ---------           ---------

    Net cash used by operating activities                (180,438)            (25,939)           (504,094)
                                                        ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                (11,075)                  -             (40,712)
    Loans to shareholder                                     (275)             (2,963)             (4,154)
                                                        ---------           ---------           ---------

    Net cash used by investing activities                 (11,350)             (2,963)            (44,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued for cash                                -                   -             620,000
    Subscription receivable                                     -              10,000                   -
                                                        ---------           ---------           ---------

    Net cash provided by financing activities                   -              10,000             620,000
                                                        ---------           ---------           ---------

Net (decrease) increase in cash                          (191,788)            (18,902)             71,040

CASH, BEGINNING OF PERIOD                                 262,828              24,286                   -
                                                        ---------           ---------           ---------

CASH, END OF PERIOD                                     $  71,040           $   5,384           $  71,040
                                                        =========           =========           =========


                        KWIKWEB.COM, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

      INTERIM PERIODS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB.

ITEM 2.  Management's Discussion and Analysis



OVERVIEW

         The Company designs, develops, and markets products and services that allow individuals and small to medium-sized businesses to create, build, manage and maintain their own websites. The Company was formed in October 1997 and to date has focused its efforts on the development of its software products.

PLAN OF OPERATION

         The Company's operations to date have consisted of the initial deployment of its instant web-building software, development of websites that transmit information to WAP-enabled wireless devices, development of its database conversion engine and the raising of working capital. The Company intends to offer its services to individual and small to medium-sized businesses and expects to generate revenues from website building tools and services, web-based WAP transmission and web site hosting. In addition, the Company anticipates earning revenues through revenue sharing agreements with its strategic alliance partners. To date, the Company has not generated any revenues from its operations.

         The Company has incurred losses since its inception and, as of March 31, 2000, had an accumulated deficit of $612,045. To date the Company has not generated any revenues, and expects to continue to incur operating losses until such time as it can conduct its operations on a profitable basis. The Company is unable to predict at this time when it will be able to generate profits from its operations. In addition, there can be no assurance that the Company's services will achieve broad commercial or consumer acceptance.

LIQUIDITY AND FINANCIAL CONDITION.

         Since inception (October 7, 1997), the Company has financed its operations primarily through sales of its' equity securities. Through March 31, 2000, the Company had raised $620,000 from the sale and issuance of common stock. At March 31, 2000, the principal source of liquidity for the Company was $71,040 of cash and cash equivalents. As of March 31, 2000, the Company had working capital of $71,040 and stockholders' equity of $96,637. The Company has had significant negative cash flows from operating activities since its inception. The Company intends to continue to fund its operations from the sale of its securities until such time as it can operate on a profitable basis. The Company's plan of operations over the next 12 months includes establishing strategic partnerships with Internet service providers, telecommunications companies, content providers and other Internet portals and communities that intend to offer website building services to their members. In addition to its working capital on hand as of the date of this report, the Company believes that it will require, at least, an additional $750,000 of capital in order to fund its plan of operations over the next 12 months. The Company expects to fund its working capital requirements over the next 12 months from the sale of its securities, however there can be no assurance that the Company will be able to obtain sufficient additional capital from the sale of its securities in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the six month transitional period ended December 31, 1999 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about the Company's ability to continue as a going concern.

         FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties including, but no limited to, the Company's limited operating history and lack of working capital, ability to complete pre-clinical and clinical studies for its products and the difficulty of predicting regulatory approvals, technological innovations of competitors, changes in health-care regulations, litigation claims, product acceptance, unexpected changes in government regulations, the Company's present financial condition, the availability of additional capital as and when required; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

                  Inapplicable.

Item 2.  CHANGES IN SECURITIES.

                  Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Inapplicable.

Item 5.  OTHER INFORMATION.

                  Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Inapplicable.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      KwikWeb.com, Inc.
                                                      (Registrant)


Dated:  May 15, 2000                                  By:  /s/ RICHARD KAESTNER
                                                          ----------------------
                                                          RICHARD KAESTNER,
                                                          President