Form 10QSB
period 2000-06-30
KWIKWEB COM INC
filed 2000-08-21
CIK 1080235

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                         Commission File Number 0-25433

                                KWIKWEB.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                      88-0377059
               ------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


374 N. Coast Highway, Suite F-14, Encinitas, California             92024
-------------------------------------------------------             -----
       (Address of principal executive offices)                  (Zip Code)


                                  760-436-5436
                                  ------------
                           (Issuer's telephone number)


   (2155 Newcastle Ave., Cardiff by the Sea, California 92007 (former address)
   ---------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---



As of August 15, 2000 the Registrant had 3,910,000 shares of its common stock, par value $0.001, issued and outstanding.


Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  June 30, 2000
                                                                  --------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                           $      25,218
   Due from shareholder                                                   3,967
   Prepaid expenses                                                       5,050
                                                                  --------------
      TOTAL CURRENT ASSETS                                               34,235


EQUIPMENT, NET OF $12,695 ACCUMULATED DEPRECIATION                       30,466
                                                                  --------------

                                                                  $      64,701
                                                                  ==============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                $      6,043
   Accrued liabilities                                                   28,785
   Shareholder advances                                                  60,000
                                                                  --------------

      TOTAL CURRENT LIABILITIES                                          94,828
                                                                  --------------


COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' DEFICIT:
   Common stock, $.001 par value, 25,000,000 shares authorized,
      9,910,000 shares issued and outstanding                             9,910
   Additional paid-in capital                                           698,772
   Deficit accumulated during the development stage                    (738,809)
                                                                  --------------

      TOTAL SHAREHOLDERS' DEFICIT                                       (30,127)
                                                                  --------------

                                                                  $      64,701
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,
                                                       2000             1999
                                                   ------------     ------------

REVENUE                                            $        --      $        --

EXPENSES:
  Research and development                              53,937           47,590

  General and administrative                            72,738           34,540

  Interest                                                  89               --
                                                   ------------     ------------

TOTAL EXPENSES                                         126,764           82,130
                                                   ------------     ------------

NET LOSS                                           $  (126,764)     $   (82,130)
                                                   ============     ============

BASIC AND DILUTED NET LOSS PER SHARE               $     (0.01)     $     (0.01)
                                                   ============     ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING                9,910,000        6,000,000
                                                   ============     ============

   The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             CUMULATIVE
                                                                         FROM INCEPTION
                                                                            (OCTOBER 9,
                                            SIX MONTHS ENDED JUNE 30,          1997) TO
                                              2000           1999         JUNE 30, 2000
                                          -------------   -------------   -------------

REVENUE                                   $         --    $         --    $         --

EXPENSES:
  Research and development                      99,312          61,889         261,938

  General and administrative                   204,368          40,388         466,782

  Interest                                          89              --          10,089
                                          -------------   -------------   -------------

TOTAL EXPENSES                                 303,769         102,277         738,809
                                          -------------   -------------   -------------

NET LOSS                                  $   (303,769)   $   (102,277)   $   (738,809)
                                          =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE      $      (0.03)   $      (0.02)
                                          =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING        9,910,000       6,000,000
                                          =============   =============

   The accompanying notes are an integral part of these financial statements.

                                 KWIKWEB.COM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                             CUMULATIVE
                                                                                         FROM INCEPTION
                                                                                            (OCTOBER 9,
                                                            SIX MONTHS ENDED JUNE 30,          1997) TO
                                                              2000            1999        JUNE 30, 2000
                                                          -------------   -------------   -------------

Cash flows from operating activities:
   Net loss                                               $   (303,769)   $   (102,277)   $   (738,809)
   Adjustments to reconcile net  loss to
     net cash used by operating activities:
    Depreciation and amortization                                6,227           1,934          12,695
    Decrease (increase) in prepaid expenses                      6,021               -          (5,050)
    Contributed capital - salary                                     -          26,650          88,682
    Increase (decrease) in accounts payable                     (1,754)         (2,911)          6,043
    (Decrease) increase in accrued liabilities                   9,277               -          28,785
                                                          -------------   -------------   -------------

    Net cash used by operating activities                     (283,998)        (76,604)       (607,654)
                                                          -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                     (13,524)         (1,785)        (43,161)
    Loans to shareholder                                           (88)         (2,963)         (3,967)
                                                          -------------   -------------   -------------

    Net cash used by investing activities                      (13,612)         (4,748)        (47,128)
                                                          -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Shareholder advances                                        60,000               -          60,000
    Common stock issued for cash                                     -               -         620,000
    Subscription receivable                                          -          77,600               -
                                                          -------------   -------------   -------------

    Net cash provided by financing activities                   60,000          77,600         680,000
                                                          -------------   -------------   -------------

Net (decrease) increase in cash                               (237,610)         (3,752)         25,218

CASH, BEGINNING OF PERIOD                                      262,828          24,286               -
                                                          -------------   -------------   -------------

CASH, END OF PERIOD                                       $     25,218    $     20,534    $     25,218
                                                          =============   =============   =============


             The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      Organization
      ------------

      KwikWeb.com, Inc., a Nevada corporation, was formed on October 9, 1997 to design, develop and market proprietary software that allows on-line users to easily create and build their own customized websites using a user friendly "point and click" format. In June 2000, the Company formed Internet Properties Development, Inc., a wholly owned subsidiary, to pursue the development and incubation of emerging Internet-based business. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

      Principles of consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc. and its wholly owned subsidiaries Kwik Web, Inc. and Internet Properties Development, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the six months ended December 31, 1999 included in the Company's Form 10-KSB .

2.    SUBSEQUENT EVENT
----------------------

      In August, 2000, the Company completed a reorganization whereby it sold a 75% interest in its website design and management business to Kwik Commerce, Inc. in exchange for the cancellation of 6,000,000 common shares previously held by Ric Kaestner and Alex Tsakiris.

ITEM 2.  PLAN OF OPERATION

         The Company was formed in October 1997 under the name G.P. Properties, Inc. From 1989 until August 1999, the Company was engaged in the business of developing residential financial analysis software for real estate brokers. In August 1999, the Company completed a series of transactions pursuant to which it discontinued all operations regarding the development of financial analysis software. At the same time the Company acquired all of the outstanding capital shares of KwikWeb, Inc., which was engaged in the business of developing software applications for the creation of internet websites, from Richard Kaestner and Alex Tsakiris in exchange for 6,000,000 shares of its common stock.

         In June 2000, the Company formed its Internet Properties Development, Inc. subsidiary to pursue the development and incubation of emerging internet-based business, and going forward the Company intends to focus on the development and expansion of its internet incubator business. In connection with the Company's decision to focus on its internet incubator business, in August 2000 the Company completed a reorganization pursuant to which it sold a 75% interest in its website design and management business to Kwik Commerce, Inc., a corporation run by Richard Kaestner and Alex Tsakiris, in exchange for the cancellation of the 6,000,000 shares of the Company's common stock that had been issued to Messrs. Kaestner and Tsakiris in the August 1999 acquisition of KwikWeb, Inc.

PLAN OF OPERATION

         The Company's operations to date have consisted of the development and subsequent sale of its web design and management business, the development, launch and implementation of its internet incubator business, and the identification of potential incubator candidates. To date, the Company has not generated any revenue from its operations. Over the next 12 months, the Company intends to continue the development and expansion of its internet incubator business by identifying, developing and launching emerging growth internet-based businesses.

         The Company has incurred operating losses since its inception and, as of June 30, 2000, had an accumulated net loss of $738,809. The Company has not generated any revenues to date, and it expects to incur operating losses until such time as it can conduct its operations in a profitable manner. The Company is unable to predict when it will be able to generate profits from operations, and there can be no guarantees that it will be able to do so.

LIQUIDITY AND FINANCIAL CONDITION

         Since inception, the Company has financed its operations primarily through sales of its equity securities. Through June 30, 2000, the Company had raised approximately $620,000 from the sale of common stock. At June 30, 2000, the company had a working capital deficit of approximately $60,500, and a total shareholders' deficit of approximately $30,100. The Company believes that it will require at least an additional $400,000 in order to fund its operations over the next 12 months. It expects to fund its capital requirements over the next 12 months through the sale of its securities, but there can be no assurance that it will be able to do so. The report of the Company's independent accountants for the six month transitional period ended December 31, 1999 states that due to the absence of operating revenues and the Company's limited capital resources, there is doubt about its ability to continue as a going concern.

SAFE HARBOR

         This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of the Company's operations and the risks and uncertainties concerning the market acceptance of its services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In August 2000, in connection with the transaction described in Item 5 below and the related termination of their employment agreements, the Company cancelled an aggregate of 6,000,000 shares of its common stock that had been held by Richard Kaestner and Alex Tsakiris, each of whom are former officers and directors of the Company, .

         In April 2000, the Company granted options to purchase 134,000 shares of its common stock to certain of its employees and consultants. The grant of these options was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and there was no underwriter involved in the transactions. All of these options were subsequently cancelled in connection with the sale of assets described in Item 5 below. As of the date of this report, the Company has no stock options outstanding.

ITEM 5.  OTHER INFORMATION

         In August 2000 the Company completed a reorganization pursuant to which it sold a 75% interest in its website design and management business to Kwik Commerce, Inc., a corporation run by Richard Kaestner and Alex Tsakiris, in exchange for the cancellation of the 6,000,000 shares of the Company's common stock that had been issued to Messrs. Kaestner and Tsakiris in the August 1999 acquisition of KwikWeb, Inc. Effective upon the sale of assets to Kwik Commerce, Messrs. Kaestner and Tsakiris resigned as officers and directors of the Company.

         The Company, through its then newly-formed Internet Properties Development, Inc. subsidiary, has agreed to purchase certain internet domain names and related assets from Site HQ, Inc., Internet Properties Development, LLC and H. Page Howe, an individual, for an aggregate purchase price of approximately $139,000. H. Page Howe, who is a director and the chairman of the Company, is an affiliate of Site HQ, Inc., and Internet Properties Development, LLC.

         In June 2000, Matthew Hayes, H. Page Howe and Jeffrey Stevens were elected to the Company's Board of Directors. In August 2000 (i) Richard Kaestner and Alex Tsakiris resigned as officers and directors of the Company and (ii) Matthew Hayes was elected as the Company's president and H. Page Howe was elected as the Company's chairman.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.

         (a)    Exhibits

                27.1 Financial Data Schedule

         (b)    Reports of Form 8-K

                None.


                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KWIKWEB.COM, INC.
                                          -----------------
                                             (Registrant)

Dated: August 18, 2000                 By /s/ Matthew Hayes
                                          -----------------
                                          Matthew Hayes
                                          President and Chief Accounting Officer