Form 10QSB
period 2000-09-30
KWIKWEB COM INC
filed 2000-11-20
CIK 1080235

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                         Commission File Number 0-25433

                                KwikWeb.com, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                              88-0377059
                     ------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)


       374 N. Coast Highway, Suite F-14,
             Encinitas, California                           92024
             ---------------------                           -----
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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


As of November 15, 2000 the Registrant had 4,400,000 shares of its common stock, par value $0.001, issued and outstanding.


Transitional Small Business Disclosure Format:    Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                       2000
                                                                  --------------

                                     ASSETS

CURRENT ASSETS:
   Cash                                                               $   4,062
                                                                      ----------

     TOTAL CURRENT ASSETS                                                 4,062

EQUIPMENT                                                                 7,000

INVESTMENT                                                               25,000

INTERNET DOMAIN NAMES                                                   126,245
                                                                      ----------

                                                                      $ 162,307
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $   3,003
   Due to affiliates                                                    157,000
   Shareholder advances                                                  35,000
                                                                      ----------

     TOTAL CURRENT LIABILITIES                                          195,003
                                                                      ----------

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' EQUITY:
   Common stock                                                           4,400
   Additional paid-in capital                                           861,002
   Deficit accumulated during the development stage                    (898,098)
                                                                      ----------

     TOTAL SHAREHOLDERS' EQUITY                                         (32,696)
                                                                      ----------

                                                                      $ 162,307
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                            KWIKWEB.COM, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                    Three months ended September 30,
                                                                     2000                    1999
                                                                 ------------            ------------

EXPENSES:
  Research and development                                       $     4,113             $    26,511

  General and administrative                                         217,869                  17,987

  Interest                                                                76                  10,000
                                                                 ------------            ------------

TOTAL EXPENSES                                                       222,058                  54,498

GAIN ON TRANSFER OF ASSETS TO KWIK COMMERCE                           62,769                       -
                                                                 ------------            ------------


NET LOSS                                                         $  (159,289)            $   (54,498)
                                                                 ============            ============

BASIC AND DILUTED NET LOSS PER SHARE                             $     (0.03)            $     (0.01)
                                                                 ============            ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING                              6,022,500               7,313,152
                                                                 ============            ============


                                      KWIKWEB.COM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                         Cumulative from
                                                              Nine months ended September 30,      Inception (October 9, 1997)
                                                              2000                    1999           to September 30, 2000
                                                          ------------            ------------            ------------

EXPENSES:
  Research and development                                $   103,425             $    88,400             $   266,051

  General and administrative                                  422,237                  58,375                 684,651

  Interest                                                        165                  10,000                  10,165
                                                          ------------            ------------            ------------

TOTAL EXPENSES                                                525,827                 156,775                 960,867

GAIN ON TRANSFER OF ASSETS TO
 KWIK COMMERCE                                                 62,769                       -                  68,719
                                                          ------------            ------------            ------------


NET LOSS                                                  $  (463,058)            $  (156,775)            $  (892,148)
                                                          ============            ============            ============

BASIC AND DILUTED NET LOSS PER SHARE                      $     (0.05)            $     (0.02)
                                                          ============            ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES OUTSTANDING                       8,599,927               6,442,527
                                                          ============            ============


                                      KWIKWEB.COM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                                          Cumulative from
                                                               Nine months ended September 30,      Inception (October 9, 1997)
                                                                  2000                  1999            to September 30, 2000
                                                               ----------            ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(463,058)            $(156,775)            $(892,148)
   Adjustments to reconcile net  loss to
     net cash used by operating activities:
    Depreciation and amortization                                      -                 2,901                 6,468
    Issuance of common shares for services                       146,720                     -               146,720
    Gain on transfer of assets                                   (62,769)                    -               (62,769)
    Contributed capital - salary                                  10,000                26,650                98,682
    Decrease (increase) in prepaid expenses                        6,371                (3,919)              (14,013)
    Decrease (increase) in deposits                                    -                  (700)                    -
    Increase in other assets                                    (126,245)                    -              (126,245)
    Increase (decrease) in accounts payable                       (3,897)               (9,137)                3,003
    Decrease in accrued liabilities                                8,045               (25,000)                    -
                                                               ----------            ----------            ----------

    Net cash used by operating activities                       (484,833)             (165,980)             (840,302)
                                                               ----------            ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                        (7,000)               (9,712)              (36,636)
    Investment in Minority Business Alliance                     (25,000)                    -               (25,000)
    Loans to shareholder                                               -                (2,499)                    -
                                                               ----------            ----------            ----------

    Net cash used by investing activities                        (32,000)              (12,211)              (61,636)
                                                               ----------            ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Shareholder advances                                           35,000                20,000                35,000
   Affiliate advances                                            157,000                     -               157,000
   Transfer of notes payable to affiliate                         94,000                     -                94,000
   Common stock issued for cash                                        -               500,000               620,000
   Subscription receivable                                             -                77,600                     -
                                                               ----------            ----------            ----------

    Net cash provided by financing activities                    286,000               597,600               906,000
                                                               ----------            ----------            ----------

Net (decrease) increase in cash                                 (230,833)              419,409                 4,062

CASH, BEGINNING OF PERIOD                                        234,895                24,286                     -
                                                               ----------            ----------            ----------

CASH, END OF PERIOD                                            $   4,062             $ 443,695             $   4,062
                                                               ==========            ==========            ==========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--    -----------------------------------------------------------

      Organization
      ------------

      KwikWeb.com, Inc., a Nevada corporation, was formed on October 9, 1997 to develop residential financial anaylsis software for real estate brokers. In 1999 the Company began the development of proprietary software that allows on-line users to easily create and build their own customized websites using a user friendly "point and click" format. In June 2000, the Company formed Internet Properties Development, Inc., a wholly owned subsidiary, to pursue the development and incubation of emerging Internet-based business. In August, 2000, the Company completed a reorganization whereby it transferred its website design and management business to Kwik Commerce, Inc. in exchange for a 2,500,000 shares of Kwik Commerce common stock and the cancellation of 6,000,000 common shares previously held by Ric Kaestner and Alex Tsakiris. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

      Principles of consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc. and its wholly owned subsidiaries Kwik Web, Inc., Wireless Properties Development and Internet Properties Development, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      Common stock
      ------------

      During the quarter ended September 30, 2000, the Company issued 490,000 shares of common stock to directors and unrelated third party consultants for services rendered. These stock issuances were valued at market, generally determined by the low bid quotations.

      Interim periods
      ---------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the six months ended December 31, 1999 included in the Company's Form 10-KSB.

2.    SUBSEQUENT EVENTS
--    -----------------

      In September 2000, the Company signed a letter of intent to merge with i-Titan Communications Networks, Inc., a private Florida company.

      In October 2000, the Company received loans from affiliates of $20,000.

ITEM 2.  PLAN OF OPERATION

         We were formed in October 1997 under the name G.P. Properties, Inc. From 1998 until August 1999, we were engaged in the business of developing residential financial analysis software for real estate brokers. In August 1999, we completed a series of transactions pursuant to which we discontinued all operations regarding the development of financial analysis software. At the same time, we acquired all of the outstanding capital shares of KwikWeb, Inc., a California corporation, or KwikWeb California, which was engaged in the business of developing software applications for the creation of internet websites, from Richard Kaestner and Alex Tsakiris in exchange for 6,000,000 shares of our common stock.

         In June 2000, we formed Internet Properties Development, Inc. as our wholly-owned subsidiary to pursue the development and incubation of emerging internet-based business, and going forward we intend to focus on the development and expansion of our internet incubator business. In connection with our decision to focus on its internet incubator business, in August 2000, we completed a reorganization pursuant to which Kwik Commerce, Inc., or Kwik Commerce, a corporation controlled by Messrs. Kaestner and Tsakiris, acquired from us certain assets relating to our website design division and assumed certain liabilities of ours related to our website design division. In exchange therefore, (1) Kwik Commerce issued to us 2,500,000 shares of its common stock,
(2) Kwik Commerce granted us an option to purchase an additional 1,000,000 shares of its common stock at $0.20 per share, and (3) the 6,000,000 shares of our common stock issued to Messrs. Kaestner and Tsakiris in connection with the August 1999 acquisition of KwikWeb, Inc. were cancelled.

         In September, 2000, we entered into a non-binding letter of intent with i-Titan Communications Networks, Inc., or i-Titan, to effect a reorganization pursuant to a share-for-share exchange whereby each of the holders of the capital stock of i-Titan would exchange all of their shares of capital stock for shares of our capital stock. The reorganization is subject to execution and delivery of definitive agreements between us and i-Titan with respect to the transactions contemplated by the letter of intent, and compliance with all requirements of federal and state securities laws, of the SEC and of all other governmental authorities.

PLAN OF OPERATION

         Our operations to date have consisted of the development and subsequent sale of our web design and management business, the development, launch and implementation of our internet incubator business, and the identification of potential incubator candidates. To date, we have has not generated any revenue from our operations. Over the next 12 months, we intend to continue the development and expansion of our internet incubator business by identifying, developing and launching emerging growth internet-based businesses.

         We have incurred operating losses since our inception and, as of September 30, 2000, had an accumulated net loss of $892,148. We have not generated any revenues to date, and we expect to incur operating losses until such time as we can conduct our operations in a profitable manner. We are unable to predict when we will be able to generate profits from operations, and there can be no guarantees that we will be able to do so.

LIQUIDITY AND FINANCIAL CONDITION

         Since our inception, we have has financed our operations primarily through sales of our equity securities and advances from stockholders and affiliates. Through September 30, 2000, we had raised approximately $620,000 from the sale of our common stock and approximately $192,000 from advances from stockholders and affiliates. At November 30, 2000, we had a working capital deficit of approximately $191,000, and a total shareholders' deficit of approximately $33,000. We believe that we will require at least an additional $400,000 in order to fund our operations over the next 12 months. We expect to fund our capital requirements over the next 12 months through the sale of our securities and additional advances from stockholders and affiliates, but there can be no assurance that we will be able to do so. The report of our independent accountants for the six month transitional period ended December 31, 1999 states that due to the absence of operating revenues and our limited capital resources, there is doubt about our ability to continue as a going concern.

SAFE HARBOR

         This report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of our operations and the risks and uncertainties concerning the market acceptance of our services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2000, we granted an option to purchase 200,000 shares of our common stock at a price of $0.25 per share to our president, Matthew Hayes. The grant of this option was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and there was no underwriter involved in the transaction. As of the date of this report, other than this option, we have no stock options outstanding.

         In August 2000, in connection with the transaction described in Item 5 below and the related termination of their employment agreements, we cancelled an aggregate of 6,000,000 shares of our common stock that had been held by Richard Kaestner and Alex Tsakiris, each of whom are former officers and directors of ours.

         In August 2000, we issued 10,000 shares of our common stock to a consultant as a compensatory stock grant.

         In August 2000, we issued 300,000 shares of our common stock to one of our directors as a compensatory stock grant for consulting services.

         In September 2000, we issued 30,000 shares of our common stock to a consultant as a compensatory stock grant.

         In September 2000, we issued 50,000 shares of our common stock to each of our directors, for a total of 150,000 shares, as a compensatory stock grant.

ITEM 5.  OTHER INFORMATION

         In June 2000, Matthew Hayes, H. Page Howe and Jeffrey Stevens were elected to our Board of Directors. In August 2000 (i) Richard Kaestner and Alex Tsakiris resigned as officers and directors, and (ii) Matthew Hayes was elected as our president and H. Page Howe was elected as our chairman.

         In August 2000, we completed a reorganization pursuant to which Kwik Commerce, Inc., or Kwik Commerce, a corporation controlled by Messrs. Kaestner and Tsakiris, acquired from us certain assets relating to our website design division and assumed certain liabilities of ours related to our website design division. In exchange therefore, (1) Kwik Commerce issued to us 2,500,000 shares of its common stock, (2) Kwik Commerce granted us an option to purchase an additional 1,000,000 shares of its common stock at $0.20 per share, and (3) the 6,000,000 shares of our common stock issued to Messrs. Kaestner and Tsakiris in connection with the August 1999 acquisition of KwikWeb, Inc. were cancelled. Effective upon the sale of assets to Kwik Commerce, Messrs. Kaestner and Tsakiris resigned as officers and directors of the Company.

         We, through our then newly-formed Internet Properties Development, Inc. subsidiary, have agreed to purchase certain internet domain names and related assets from Site HQ, Inc., Internet Properties Development, LLC and H. Page Howe, an individual, for an aggregate purchase price of approximately $125,000.
H. Page Howe, who is one of our directors and our chairman, is an affiliate of Site HQ, Inc. and Internet Properties Development, LLC.

         In September, 2000, we entered into a non-binding letter of intent with i-Titan Communications Networks, Inc., or i-Titan, to effect a reorganization pursuant to a share-for-share exchange whereby each of the holders of the capital stock of i-Titan would exchange all of their shares of capital stock for shares of our capital stock. The reorganization is subject to execution and delivery of definitive agreements between us and i-Titan with respect to the transactions contemplated by the letter of intent, and compliance with all requirements of federal and state securities laws, of the SEC and of all other governmental authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.

           (a)    Exhibits

                  27.1 Financial Data Schedule

           (b)    Reports on Form 8-K

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

                                              KWIKWEB.COM, INC.
                                              -----------------
                                              (Registrant)



Dated: November 20, 2000                      By  /S/ Matthew Hayes
                                                  -----------------
                                                  Matthew Hayes
                                                  President