Form 10KSB
period 2000-12-31
KWIKWEB COM INC
filed 2001-04-17
CIK 1080235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to ___________

                         Commission File Number 0-25433

                                KWIKWEB.COM, INC.
           (Name of small business issuer as specified in its charter)

                 NEVADA                                       88-03770589
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                     374 NORTH COAST HIGHWAY 101, SUITE F14
                           ENCINITAS, CALIFORNIA 92024
          (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code: (760) 436-5436

         Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year was $0.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,219,490 as of April 11, 2001. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock amounting to 2,129,500 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         As of April 11, 2001, 4,500,000 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format: No.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS OF ISSUER

GENERAL

         We are an Internet holding company engaged in the business of providing domain-name registry operations and services, operating consumer information portals on the Internet, and providing facilities management services for commercial real estate owners. We operate through our wholly-owned subsidiaries, Internet Properties Development Corp. and Faciliforce, Inc., and our majority-owned subsidiary, Basic Fusion, Inc. We also seek to develop and incubate emerging Internet-based businesses. We currently own minority interests in two companies: .KIDS Domains, Inc. and Minority Business Alliance, LLC, both of which are described in more detail below.

         We are a development stage company and have not yet begun revenue-producing operations.

         Our executive offices are located at 374 North Coast Highway 101, Suite F-14, Encinitas, California 92024, and our telephone number is (760) 436-5436.

REGISTRY SOLUTIONS AND OPERATIONS

         REGISTRY SOLUTIONS

         We intend to provide distributed-cost registry solutions for operators of country code top-level domain name registries and other general top-level domain name registries.

         A domain name registry maintains the master directory of all second-level domain names in a top-level domain, or TLD. The registry functions to allows registrars and others seeking a second-level domain name to enter new second-level domain names into the master directory and to submit modifications, transfers, re-registrations, and deletions for existing second-level domain names. A registrar is one who actually registers second-level domain names in a TLD for a customer seeking to establish a unique identity on the Internet.

         Currently, there are 243 country code top-level domains, or ccTLDs, in use on the Internet, which are in addition to the popular ".com," ".net," and ".org" general top-level domains, or gTLDs, approved by the Internet Corporation for Assigned Names and Numbers, or ICANN. A country code is a top-level domain created to be used by individual countries as those countries choose, such as ".ca" for Canada or ".jp" for Japan. Many ccTLD registry operators manually manage and maintain their registry databases. We believe that many, if not most, ccTLD registry operators need a solution to automate the management and maintenance of their registries. Further, persons seeking to register a ccTLD can not do so automatically through a domain-name registrar because most ccTLD registries do not have the software and technology to interface with the registrars or process a ccTLD application on an automated basis.

         In addition, ICANN recently selected, subject to approval by the U.S. Department of Commerce, seven new recognized TLDs: ".aero," ".biz," ".coop," ".info," ".museum," ".name" and ".pro." ICANN is currently negotiating registry agreements with the applicants' and prospective operators. In their applications to ICANN, the applicants for the seven new general top-level domains were required to designate an entity to perform registry operations services. We believe that some of the entities designated to perform registry operations services may not have sufficient software or technology available to adequately maintain and manage the registry databases they operate.

         In addition to registries for TLDs, there are registries for second-level domains, or SLDs, such as "______.abc.com." Like TLD registries, SLD registries require software and technology to operate and maintain their registry and the registry databases.

         We believe that many of these registry operators have a need for a registry operations solution which allows them to maintain their registry databases in an automated fashion, integrate with the network of domain name registrars, and increase scalability as the number of registered domain names maintained by the registry increases.

         We intend to provide a proprietary software solution which will allow registries of TLDs to automate their registry databases and increase scalability as their business grows. We are building a system which we believe will be able to service any registry operator and foster advancements within the marketplace. We believe these solutions will allow TLDs to move to an automated, real-time, standardized system to allow the operators to efficiently manage their domain name registries. We believe our technology will be scalable, extensible, modular, and consistent with all relevant Internet standards and protocols.

         We have developed a demonstration version of the basic software solution that we intend to provide to our registry operator clients. We believe that our software solution will be unique among solution providers for registry operators. The solution includes Registry Registrar Protocol and Extensible Provisioning Protocol technologies.

         We believe that our registry solution will allow our registry clients to conduct real-time, synchronous transactions for domain name registrations. We believe our solution is highly scalable, allowing our clients to easily increase the number of registrants in the registry. Further, we will design our solution to be standards based, so that it will more easily interface with other applications. Our solution allows our clients the ability to register new domain names, modify existing domain names, sponsor registrar transfers and delete domain names.

         We intend to offer outsourced registry services, turn-key registry solutions, payment gateways for registries, enhanced billing systems and multilingual domain name services. In addition, we intend to provide our registry operator clients with customer support for our software solution.

         We expect additional client benefits to include personal customer support, system updates and enhancements, in addition to direct access to IANA and ICANN policy assistance. We believe that our solution will help TLD registry operators manage their ever-growing databases, expand and upgrade their systems, and participate in the overall growth of the domain name industry. In addition, we expect that the software will allow these registries to access approximately 150 ICANN-accredited registrars, as well as unaccredited registrars who are seeking only to register ccTLDs.

         In addition, our products allow for greater access to both accredited and unaccredited registrars. It provides access control for registrars, making it easier for a person to register for a domain name with a specific TLD through the registrar. It is highly secure and has a high degree of integrity. Further, it provides an option for encrypted transactions between registrars and the registry. Finally, it automatically and routinely updates the DNS servers, thereby reducing the risk of domain name conflict.

         We intend to introduce our solutions to TLD registry operators, including ccTLDs, gTLDs and SLDs. We intend to offer these solutions for a fee based on the volume of domains registered with the client registry. We intend to offer a sliding-scale fee arrangement for larger volumes of domain names. The fees would be based on a "domain-name year," meaning the fee would be paid per domain name per year. In addition, we anticipate charging a one-time fee for the initial set-up and installation of our solution. To date, we do not have any agreements to provide our registry operation solutions to any registries.

         In order to provide our solution, we intend to establish four global DNS servers, one in North America, Africa, Europe and Australia. Through these DNS servers, we believe we will have the ability to access and service the servers and host the registries for whom we provide solutions from one geographic location.

         We intend to market our solution to country code top-level domains, general top-level domains and secondary level domains. Josh Elliot is the Chief Executive Officer of Basic Fusion, our registry operations solutions subsidiary, and we believe that he is uniquely qualified to promote our registry solutions. Mr. Elliot was formerly the Internet assigned number authority, or IANA, for ICANN in charge of coordinating all ccTLDs, and he has a unique understanding and insight into the ccTLD market. We believe that we can establish new registry clients through our management experience, expertise and reputation in the TLD registry industry. We believe Mr. Elliot's extensive network of contacts in this industry will allow us to market our product directly to ccTLDs, gTLDs and SLDs.

         To date, since we have only recently finished our solution prototype, we have not expended significant resources on marketing. We do intend to commence marketing efforts in the second quarter of 2001. We will have a primary focus of marketing our solution to ccTLDs, but we will also focus on gTLDs and SLDs. In the future, we may develop a larger staff of sales and marketing professionals to market and promote our products directly to TLD registry operators. We may also pursue alternative distribution channels such as independent third party sales agents and resellers who will promote and sell our solutions in exchange for commissions.

         REGISTRY FOR ".KIDS" TOP-LEVEL DOMAIN

         .KIDS Domains seeks to establish a top-level domain which ensures a child-appropriate experience for children on the Internet. .KIDS Domains seek to be the exclusive registry of top-level domain names with the ".kids" top-level domain. We hold approximately 17.5% of the outstanding capital stock of .KIDS Domains, and our chairman, H. Page Howe, and our president, Matthew Hayes, hold, in the aggregate, approximately 71% of the outstanding capital stock of .KIDS Domains. We have entered into a letter of intent with .KIDS Domains to acquire the remainder of the outstanding equity in .KIDS Domains.

         We believe that there is a strong demand for child-appropriate destinations on the Internet. We believe that parents desire to be able to have a means of immediately identifying whether a particular destination on the Internet is appropriate for children. There has been a proliferation of "filter" type products on the market which allow parents to screen certain content on the Internet, but there is no top-level domain restricted for child-appropriate content in the same manner that ".gov" is restricted to governmental agencies and ".edu" is restricted to educational institutions. We believe that many website operators who provide child-appropriate content on the Internet seek to have a domain name which indicates to its potential users that the content is child-appropriate.

         In 2000, .KIDS Domains submitted an application to ICANN for a grant of the exclusive registry for a ".kids" top-level domain. ICANN rejected the application, but reserved the right to consider the application as it seeks to increase the number of top-level domains in the future.

         In March, 2001, .KIDS Domains entered into a letter of intent with New.net, pursuant to which .KIDS Domains would be the official registry of ".kids" top-level domain names on the New.net system. New.net intends to build a market-driven domain name registry business by selling domain names which go beyond the standard ".com," ".net," and ".org" authorized by ICANN. People seeking to register a domain name with a .kids TLD would be able to register for one on the New.net system through .KIDS Domains. End-users seeking to visit the
 .kids TLD website (e.g. www.abc.kids) would be able to access that site either through their internet service provider, or ISP (if the ISP is a New.net strategic partner) or with a software patch available on the .KIDS domain website and the New.net website. However, end-users who do not use an ISP which is a strategic partner of New.net and do not download the software patch will be unable to access the .kids TLD website. Further, a competitor of ours or New.net or an ISP could create a system similar to New.net and create a conflicting ".kids" TLD, in which case, the end-users might be routed to a different website than the one intended and for which .KIDS domains acts as the registry.

         It is intended that applicants for ".kids" domain names will be required to publish content that is "kid-friendly" and is in compliance with both the Children's Online Privacy Protection Act and the .KIDS Domains guidelines. .KIDS Domains intends to screen all requests for ".kids" domain names for appropriateness for children and will be implementing a process to evaluate a site's compliance with the guidelines for children appropriate content.

         If we enter into a definitive registry agreement with New.net to be the exclusive registry for the .kids top-level domain on the New.net system, we intend to undergo a strategic marketing campaign to increase awareness of the
 .kids top-level domain and the benefits it has for both providers of child-appropriate content as well as Internet users and their parents. In addition, we intend to continue to pursue our TLD application with ICANN.

         DOMAIN NAME REGISTRATION SERVICES

         Through our registrar website, joedomains.com, we register second-level domain names in both the general TLDs and the country-code TLDs, enabling individuals, companies and organizations to establish a unique identity on the Internet. We are currently generating nominal revenues from our registrar website.

         As a result of the growth of the Internet and the introduction of competition into the domain name registration industry, we believe there is great potential for growth in the market for domain name registrations. We also believe that this growth will be driven by individuals' and businesses' desire for an online identity and brand, as well as the need to promote products, services and events.

         Our customers apply to register second-level domain names directly through our joedomains.com website. We believe that we offer a quick and user-friendly registration process and responsive and reliable customer support. We are not an accredited registrar with ICANN; rather, we process domain name registrations through Tucows.com, Inc., an accredited wholesale registrar. We also intend to introduce new products and services, enhance brand awareness, create distribution channels, offer names in additional domains, and expand internationally.

         We believe that direct and indirect distribution channels will enable us to reach a broad range of potential customers with products and services targeted to their needs and to increase our exposure across the market. We provide our products and services directly to our customers through our www.joedomains.com website as well as through the other websites we operate.

CONSUMER INFORMATION PORTALS

         We own and operate several consumer information portals on the Internet, including GasPrices.com, RateShock.net and Incubate.net. We recently completed the acquisition of the consumer information portal "Seniors.com." Our consumer information portals provide consumers with a place to gather on the Internet to obtain information and discuss issues in which those users have interest. We provide portals where users can congregate in an environment that caters exclusively to their interests and promotes their participation. We intend to generate revenues from our consumer information portals from advertising and sponsorship sales, e-commerce transactions and marketing and research fees. We are currently generating nominal revenues from our consumer information portals.

         As the Internet has grown, users and advertisers have started seeking more targeted content, information, expression and interaction. Just as certain cable television channels have become more popular by aggregating content targeted towards a specific audience, online content and community sites that provide a demographically targeted environment have emerged. Like the major television networks that provide programming across many demographic segments, the major online portals typically provide a broad range of content and services without a specific demographic focus.

         Targeted online consumer information portals provide users with the ability to access relevant content and to interact directly with other people with similar interests. Registered users, or members, are often eligible for additional services from a site. As a site learns more about its members as they register and spend more time online, it can tailor its features to meet the needs and preferences of its users and members.

         Each of our web sites is intended to provide content to specific consumer groups, including a broad array of resources, such as the following:

         o     information and links                    o     on-line shopping

         o     forums                                   o     chat rooms

         Each site will also contain resources and services tailored to the needs and interests of that site's specific consumer group. By adopting this approach, we believe that each site will be more useful to its targeted users than sites that seek to attract the public at large.

         We seek to have our consumer information portals be the leading portals in their respective areas of interest. We seek to build brand awareness for our portals in order to attract and expand our member bases and customer loyalty. Our strategy is to enhance the recognition of our portals among our members, other users, customers and strategic partners.

         We also seek to develop and extend our relationships with strategic partners and advertisers. In particular, we seek strategic partners and advertisers who seek to target users with specific interests.

         We also own over 1,500 domain names which are not currently in operation.

FACILITIES SERVICES

         We intend to provide outsourced, integrated facilities management services to owners of commercial real estate. We seek to facilitate a realization of new efficiencies within traditional operational expenses of commercial real estate, such as water, electricity, telecommunications, repair and maintenance. We intend to act as a prime contractor to real estate property owners and thereafter outsource the specific services to be provided. We believe we can establish partnerships with key service providers to pass a significant long-term cost savings back to the property owner. We will guarantee the quality and cost of the service provider. Thereafter, we would be the single point of contact for the property owner.

         Our primary market is the industry of real estate investment trusts, or REITs. REITs are companies which hold multiple pieces of commercial real estate on behalf of investors. REITs typically retain outside service providers to manage and maintain the real estate held by the REIT. In addition, we believe that multi-facility corporations have a need to outsource their facilities management services.

         We intend to act as prime contractor for, and thereafter outsource, all of the following services, among others:

    o     janitorial services           o     lighting

    o     energy                        o     heat and air-conditioning

    o     landscape                     o     security

    o     water                         o     electricity

    o     telecommunications

         We believe we can realize efficiencies and cost savings to the commercial real estate owners through technological solutions and service methodologies.

         In addition, we intend to provide or outsource the following services for commercial real estate owners:

    o     vendor management              o    specialized financial reporting

    o     property transitions           o    risk management services

    o     national call center hotline   o    information technology management

COMPETITION

REGISTRY OPERATION SOLUTIONS

         Our largest competitor for registry operations and registry operations solutions is Networks Solutions, Inc., a subsidiary of Verisign, Inc. Network Solutions is the registry for the ".com," ".net," and ".org" TLDs until 2003, and maintains and operates its registries using its own registry solutions. Other competitors include Melbourne IT and Tucows, Inc., both of whom provide registry operations services for registries for TLDs recently approved by ICANN. In addition to these corporate competitors, we are aware of certain individuals who provide software solutions for registry operators on a flat-fee basis.

         Many of our existing and potential competitors have longer operating histories in the registry operations and solutions market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that other registry solution providers will not be perceived by registry operators as having better registry solutions than ours. In addition, many registries have already established collaborative relationships with certain of our competitors or potential competitors. Accordingly, there can be no assurance that we will be able to develop and grow our client base for our registry services. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

CONSUMER INFORMATION PORTALS

         The market for members, visitors and internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively low. We believe that the principal competitive factors for companies seeking to create communities on the internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors.

         We will likely face competition in the future from web directories, search engines, software archives, content sites, commercial on-line services, sites maintained by ISPs and other entities that look to establish communities on the Internet by developing their own or purchasing one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to or that achieve greater market acceptance than ours. We also compete for visitors with many internet content providers and internet service providers, including web directories, search engines, shareware archives, content sites, commercial on-line services and sites maintained by ISPs, as well as thousands of internet sites operated by individuals and government and educational institutions.

         In addition to online competitors, we face competition from as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our web site, brand recognition, customer service, the demographics of our members and viewers, or ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by us. We believe that the number of internet companies relying on web-based advertising revenue will increase greatly in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates which could in turn have a material adverse effect on our business, results of operations and financial condition.

         Virtually all of our existing and potential competitors, including web directories and search engines and large traditional media companies, have longer operating histories in the web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that internet content providers and ISPs, including web directories, search engines, shareware archives, sites that offer professional editorial content, commercial on-line services and sites maintained by ISPs will not be perceived by advertisers as having more desirable web sites for placement of advertisements. Accordingly, there can be no assurance that we will be able to develop and grow our memberships, traffic levels and advertiser customer base. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as propriety and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending. We intend to review and analyze whether any of our software solutions are patentable. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We may also seek to obtain trademark protection for certain of our domain names and trade names. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the internet, and policing unauthorized use of our proprietary information will be difficult.

         Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of ours or other companies within this market. There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any such infringement or misappropriation, should it occur, might have a material adverse effect on our business results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

EMPLOYEES

         As of April 11, 2001, we, including our wholly-owned and majority-owned subsidiaries but excluding those companies in which we hold a minority interest, employed 5 people on a full-time basis and 3 on a part-time, consulting basis. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good.

BUSINESS DEVELOPMENT

         We were incorporated in Nevada in 1989, and began our current Internet-based business in August 2000.

         Our original name was G.P. Properties, Inc., and from 1989 until August 1999, we were engaged in the business of developing residential financial analysis software for real estate brokers. In August 1999, we completed a series of transactions by which we discontinued all operations regarding the development of financial analysis software and, at the same time, acquired all of the outstanding capital shares of KwikWeb, Inc., a California corporation controlled by Ric Kaestner and Alex Tsakiris that was engaged in the business of developing software applications for the creation of Internet websites. Our reorganization with KwikWeb, Inc. was completed on August 6, 1999, pursuant to which we issued 6,000,000 shares of our common stock in exchange for all of the outstanding capital shares of KwikWeb, Inc. Following the reorganization, in January 2000, we changed our corporate name to KwikWeb.com, Inc., and Messrs. Kaestner and Tsakiris became our officers and directors.

         Before our reorganization with KwikWeb, Inc., on July 7, 1999, our officers and directors agreed to cancel a total of 9,000,000 shares of common stock that had been issued to them on November 8, 1995. On July 8, 1999, our board of directors, per the authority granted to them by our shareholders on August 31, 1996, authorized a two-for-one forward split of the our outstanding common stock, resulting in a total of 3,510,000 shares of common stock issued and outstanding prior to the reorganization with KwikWeb, Inc. All share amounts contained in this report have been adjusted to reflect this two-for-one forward split.

         In September 1999, we sold 400,000 shares of common stock, at a price of $1.25 per share for the gross proceeds of $500,000 to one private investor.

         In August 2000, we completed a reorganization pursuant to which Kwik Commerce, Inc., or Kwik Commerce, a corporation controlled by Messrs. Kaestner and Tsakiris, our former officers and directors, acquired from us certain assets relating to our website design division and assumed certain liabilities of ours related to our website design division. In exchange therefore, (1) Kwik Commerce issued to us 2,500,000 shares of its common stock, (2) Kwik Commerce granted us an option to purchase an additional 1,000,000 shares of its common stock at $0.20 per share, and (3) the 6,000,000 shares of our common stock issued to Messrs. Kaestner and Tsakiris in connection with the August 1999 acquisition of KwikWeb, Inc. were cancelled. Effective upon the sale of assets to Kwik Commerce, Messrs. Kaestner and Tsakiris resigned as officers and directors of the Company. Matthew Hayes, H. Page Howe, and Jeffrey Stevens were elected to our Board of Directors, Matthew Hayes was elected as our president, and H. Page Howe was elected as our chairman.

         In June 2000, we formed Internet Properties Development Corp., through which we operate our consumer information portals, and through which we hold minority interests in other Internet-based and emerging growth businesses. As of April 11, 2001, we owned 100% of Internet Properties Development Corp.

         In August 2000, we purchased certain Internet domain names and related assets from Site HQ, Inc., Internet Properties Development, LLC and H. Page Howe, an individual, for an aggregate purchase price of approximately $125,000.
H. Page Howe, who is one of our directors and our chairman, is an affiliate of Site HQ, Inc., and Matthew Hayes, who is one of our directors and our president, is an affiliate of Internet Properties Development, LLC.

         Also in August 2000, we acquired a minority interest in Minority Business Alliance, LLC, an accredited minority prime contractor for facilities management services. As of August 2000, we owned approximately 14% of the outstanding equity of Minority Business Alliance. The remaining 86% of the outstanding equity of Minority Business Alliance is held by persons who are not our affiliates.

         In September 2000, we acquired a minority interest in .KIDS Domains, Inc., a company seeking to establish a top-level domain which ensures a child-appropriate experience for children on the Internet. As of April 11, 2001, we owned approximately 17.5% of the outstanding capital stock of .KIDS Domains.
H. Page Howe, our chairman, owns, both directly and indirectly, approximately 63% the outstanding capital stock of .KIDS Domains, and Matthew Hayes, our president, indirectly owns approximately 8% of the outstanding capital stock of
 .KIDS Domains.

         In December 2000, we formed Faciliforce, Inc., through which we operate our facilities management services. As of April 11, 2001, we owned 100% of the outstanding capital stock of Faciliforce.

         In January 2001, we formed Basic Fusion, Inc., through which we operate our registry operation solutions division. As of April 11, 2001, we owned 88.8% of the outstanding capital stock of Basic Fusion. The remaining 11.2% is held by employees of Basic Fusion, Inc.

         In January 2001, we sold 1,000 units, each unit consisting of 100 shares our common stock and a warrant to purchase an additional 20 shares of our common stock at an exercise price of $3.00 per share, to our chairman, H. Page Howe, for $100,000.

         In March 2001, we entered into a non-binding letter of intent with .KIDS Domains, pursuant to which .KIDS Domains would become our wholly-owned subsidiary. The reorganization is subject to execution and delivery of definitive agreements between us and .KIDS Domains with respect to the transactions contemplated by the letter of intent and regulatory compliance. As mentioned above, H. Page Howe, our chairman, owns, both directly and indirectly, approximately 63% the outstanding capital stock of .KIDS Domains, and Matthew Hayes, our president, indirectly owns approximately 8% of the outstanding capital stock of .KIDS Domains.

         On April 3, 2001, we acquired Seniors.com, a consumer information portal, for $65,000. Seniors.com is an online destination for Internet users over the age of 50, and it currently offers a host of activities, articles, tools for living, and community forums. We believe that the Seniors.com website is one of the most popular senior-oriented portals on the Internet.

Item 1a. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of our management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives to analysts, stockholders, investors, news organizations and others, and discussions with our management and other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on our behalf speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. We do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by us or on our behalf.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all important factors, include the following:

         WE HAVE A LIMITED OPERATING HISTORY. We were incorporated in July 1989, but we did not commence operations under our new business model until August 2000. We remain in the developmental stage and, accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the Internet marketplace. Our success will depend on many factors, including, but not limited to, the following:

o        the growth of the Internet

o our ability to implement our growth strategy, especially our sales and marketing efforts

o        our ability to attract a significant number of customers

o the introduction of new technologies and Internet services by us and our competitors

o        price competition

o        market acceptance of our software and pricing structure

o        our ability to attract, retain and motivate qualified personnel

o        general economic conditions

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

         WE HAVE GENERATED NET LOSSES SINCE INCEPTION WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE AS WE TRY TO GROW OUR BUSINESS. As of the date of this annual report, we have not generated any revenues. As of December 31, 2000, we had an accumulated deficit of $974,433. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our various operations. If we do not generate sufficient revenues or become profitable within a time frame expected by investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. As a new company, we are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet-related products and services. Any unanticipated expenses, problems, or technical difficulties may result in material delays in the completion of our registry operations solutions, web sites, and in offering our services to the market.

         We were founded in 1989, but we began our current Internet-based business in August 2000. Our activities to date have consisted primarily of the formation of our operating subsidiaries, the acquisition of minority interests in companies which we are helping to develop, the acquisition of certain consumer information portals or domain names, and the commencement of development of the our basic registry operation solution.

         WE NEED ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS. We need to raise additional capital lest we cease operations due to lack of capital. We have limited sources of financing and if we are unable to obtain additional capital we may not be able to pursue our growth strategy, which could depress our stock price and ultimately cause us to cease our operations. We had a working capital deficit of $259,694 as of December 31, 2000. We believe that we will require significant additional capital in order to fund the development and launch of our registry operations solutions and consumer information portal divisions. We anticipate that we will need approximately $500,000 in additional working capital in order to carry out our business plan for the next 12 months. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected. We intend to seek private equity financing in the second quarter of 2001.

         OUR INDEPENDENT AUDITORS' REPORT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. Our independent auditors have prepared their report on our 2000 financial statements assuming that we will continue as a going concern. Their report has an explanatory paragraph which states that we cannot successfully implement our 2001 operating plan without raising additional capital, which raises substantial doubt about our ability to continue as a going concern without a significant debt or equity financing in the immediate future.

         OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST WHICH COULD IMPACT OUR BUSINESS. We have entered into several transactions with H. Page Howe, our chairman, and Matthew Hayes, our president and a director. In 2000, Messrs. Howe and Hayes sold to us various Internet-based assets for which we paid approximately $130,000. In addition, Messrs. Howe and Hayes collectively hold a majority interest in .KIDS Domains, in which we have a minority interest. We have entered into a letter of intent to acquire the remaining equity interest in .KIDS Domains, including the interests held by Messrs. Howe and Hayes. While the board of directors have unanimously approved these transactions, only one director, Mr. Stevens, does not have an economic interest in these transactions. Our directors believe that these transactions are fair and reasonable to us, and they believe that they have acted consistently with their fiduciary duties to us. However, we have not obtained independent consultation from third-party appraisers or analysts to verify whether the consideration which we have received or expect to receive from these transactions are fair and reasonable to us, nor have we sought stockholder approval of these transactions.

         OUR BUSINESS DEPENDS ON THE FUTURE GROWTH OF THE INTERNET AND ADOPTION AND CONTINUED USE OF IP networks. Our future success substantially depends on the continued growth in the use of the Internet and IP networks. If the use of and interest in the Internet and IP networks does not continue to grow, our business would be harmed. To date, many businesses and consumers have been deterred from utilizing the Internet and IP networks for a number of reasons, including, but not limited to the following:

 .        potentially inadequate development of network infrastructure;

 .        security concerns, particularly for online payments, including the potential for merchant or user impersonation and fraud or theft of stored data and information communicated over IP networks;

 .        privacy concerns, including the potential for third parties obtaining personally identifiable information about users to disclose or sell data without notice to or the consent of such users;

 .        other security concerns such as attacks on popular websites by
         "hackers;"

 .        inconsistent quality of service;

 .        lack of availability of cost-effective, high-speed systems and service;

 .        limited number of local access points for corporate users;

 .        inability to integrate business applications on IP networks;

 .        the need to operate with multiple and frequently incompatible products;

 .        government regulation; and

 .        a lack of tools to simplify access to and use of IP networks.

The widespread acceptance of the Internet and IP networks will require a broad acceptance of new methods of conducting business and exchanging information. Organizations that already have invested substantial resources in other methods of conducting business may be reluctant to adopt new methods. Also, individuals with established patterns of purchasing goods and services and effecting payments may be reluctant to change.

         OUR NEAR-TERM SUCCESS DEPENDS, IN PART, ON THE GROWTH OF THE TOP-LEVEL DOMAIN REGISTRY AND REGISTRAR BUSINESS. We believe that our registry operations solutions and services will account for a significant portion of our revenue in at least the near term. Our future success will depend largely on the following:

 .        continued new domain name registrations on the Internet;

 .        re-registration rates of current holders of second-level domain names;

 .        the successful development, introduction and market acceptance of our registry operations solutions that address the demands of registry operators;

 .        our ability to provide robust domain name registration systems; and

 .        our ability to provide a superior customer service infrastructure for our registry operation solutions and services.

         SYSTEM INTERRUPTIONS AND SECURITY BREACHES COULD HARM OUR BUSINESS. In order to implement our plan of operation, we will depend on the uninterrupted operation of our various DNS servers and our other computer and communications systems. We must protect these systems from loss, damage or interruption caused by fire, earthquake, power loss, telecommunications failure or other events beyond our control. We intend to locate our DNS servers in Virginia, Great Britain, Australia and Africa. Any damage or failure that causes interruptions in any of these facilities or our other computer and communications systems could materially harm our business. In addition, our ability to register domain names depends on the efficient operation of the Internet connections from customers to our data centers and our various registration systems as well as from customers to our registrar and from our registrar to the Tucows, Inc. wholesale registrar to the shared registration system.

         These connections depend upon efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages in the past. Any of these problems or outages could decrease customer satisfaction.

         A failure in the operation of the various registration systems, our DNS servers, or other events could result in deletion of one or more domain names from the Internet for a period of time. A failure in the operation or update of the master database that we maintain or that are maintained by registries using our registry solution could result in deletion of one or more top-level domains from the Internet and the discontinuation of second-level domain names in those top-level domains for a period of time. The inability of our registry operation solutions to meet the demands of the increasing number of domain name registration requests and corresponding customer e-mails and telephone calls, including speculative, otherwise abusive and repetitive e-mail domain name registration and modification requests, could result in substantial degradation in our customer support service and the ability of our client registries to operate.

         We retain certain confidential customer information in our secure data centers and various registration systems. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our domain name registry operations solutions also depend on our ability to maintain our computer and telecommunications equipment in effective working order and to reasonably protect our systems and those of our clients against interruption and potentially on such maintenance and protection by other registrars in the shared registration system. Our DNS servers will be critical hardware to our registry operations solutions. Therefore, we may have to expend significant time and money to maintain or increase the security of our facilities and infrastructure.

         OUR INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS. We have equity and debt investments in a number of companies. In most instances, these investments are in the form of equity and debt securities of private companies for which there is no public market. These companies are typically in the early stage of development and may be expected to incur substantial losses. Therefore, these companies may never become publicly traded companies. Even if they do, an active trading market for their securities may never develop and we may never realize any return on these investments. If these companies are not successful, we could incur charges related to write-downs or write-offs of these types of assets. Losses or charges resulting from these investments could harm our operating results.

         WE RELY ON THIRD PARTIES WHO MAINTAIN AND CONTROL ROOT ZONE SERVERS AND ROUTE INTERNET COMMUNICATIONS. We do not administer or operate any of the 13 root zone servers. They are administered and operated by independent operators on a volunteer basis and by Verisign. Because of the importance to the functioning of the Internet of these root zone servers, our registry operations and solutions business could be harmed if these operators fail to maintain such servers properly or abandon such servers.

         Further, our registry operations solutions business could be harmed if any of these operators fail to include or provide accessibility to the data that it maintains in the root zone servers that it controls. In the event and to the extent that ICANN is authorized to set policy with regard to an authoritative root server system, it is required to ensure that the authoritative root will point to the top-level domain zone servers designated by it. If ICANN does not do this, our business could be harmed.

         Our registry operations solutions businesses also could be harmed if a significant number of Internet service providers decided not to route Internet communications to or from domain names registered by our registry customers or if a significant number of Internet service providers decided to provide routing to a set of domain name servers that did not point to domain name zone servers which serve the TLDs for our registry customers. Furthermore, our .KIDS Domains investment could be materially harmed if a significant number of Internet service providers decided to provide routing to a set of domain name services that specifically pointed to domain name servers which service a ".kids" TLD registry other than that of .KIDS Domains, Inc.

         OUR SERVICES COULD HAVE UNKNOWN DEFECTS. Services as complex as those we are developing frequently contain undetected defects or errors. Despite testing, defects or errors may occur in our new services, which could result in loss of or delay in revenues, failure to achieve market acceptance, diversion of development resources, injury to our reputation, tort or warranty claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Furthermore, we intend to provide implementation, customization, consulting and other technical services in connection with the implementation and maintenance of our services, which typically involves working with sophisticated software, computing and communications systems. Our failure to meet customer expectations in a timely manner could also result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

         OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO CERTAIN RISKS. We intend to generate a significant portion of our revenues from international sales and marketing activities, particularly with respect to providing registry operation solutions to country-code TLDs. Expansion into these markets may require significant management attention and resources. We may also need to tailor our registry operations solutions for a particular market and to enter into international distribution and operating relationships. We have very little experience in localizing our services and in developing international distribution or operating relationships. We may not succeed in providing our services to international markets. Failure to do so could harm our business. In addition, there are risks inherent in doing business on an international basis, including the following:

 .        competition with foreign companies or other domestic companies entering the foreign markets which we seek to enter;

 .        regulatory requirements;

 .        legal uncertainty regarding liability and compliance with foreign laws;

 .        tariffs and other trade barriers and restrictions;

 .        difficulties in staffing and managing foreign operations;

 .        longer sales and payment cycles;

 .        problems in collecting accounts receivable;

 .        currency fluctuations;

 .        difficulty of authenticating customer information;

 .        political instability;

 .        failure of foreign laws to protect our U.S. proprietary rights adequately;

 .        more stringent privacy policies in foreign countries;

 .        seasonal reductions in business activity; and

 .        potentially adverse tax consequences.

         Any international revenues we generated may be denominated in foreign currencies, which would increase our risks relating to foreign currency exchange rate fluctuations.

         OUR REGISTRY OPERATIONS SOLUTIONS BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE AND IF OUR BUSINESS FAILS TO GAIN COMMERCIAL ACCEPTANCE WE WILL BE UNABLE TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY. We have not commenced our registry operations solutions business, to our knowledge, no other business, other than Verisign/Network Solutions has engaged in operations primarily devoted to registry operations and solutions. Although we believe that the uniqueness of our registry operations and solutions business model offers advantages, it is untried and unproven so we have no assurances of consumer acceptance or market success. While Verisign/Network Solutions engages primarily in the business of registry operations and solutions, we do not have the contractual arrangement with ICANN that Verisign does, and thus their success may not be an indicator of our potential success. In addition, while there are certain other businesses which engage in the business of registry operations and solutions, it is not their primary business, and their success also may not be an indicator of our potential success.

         OUR PROPOSED .KIDS REGISTRY ON THE NEW.NET SYSTEM MAY NOT BE EXCLUSIVE AND MAY BE EASILY REPLICATED. In March, 2001, .KIDS Domains entered into a letter of intent with New.net, pursuant to which .KIDS Domains would be the official registry of ".kids" top-level domain names on the New.net system. New.net intends to build a market-driven domain name registry business by selling domain names which go beyond the standard ".com," ".net," and ".org" authorized by ICANN. People seeking to register a domain name with a .kids TLD would be able to register for one on the New.net system through .KIDS Domains. End-users seeking to visit the .kids TLD website (e.g. www.abc.kids) would be able to access that site either through their ISP (if the ISP is a New.net strategic partner) or with a software patch available on the .KIDS domain website and the New.net website. However, end-users who do not use an ISP which is a strategic partner of New.net and do not download the software patch will be unable to access the .kids TLD website. Further, a competitor of ours or New.net or an ISP could create a system similar to New.net and create a conflicting ".kids" TLD, in which case, the end-users might be routed to a different website than the one intended and for which .KIDS domains acts as the registry. Therefore, a .kids second-level domain name on the New.net system may not be commercially acceptable, since the holder of the name has no assurance that someone entering the second-level domain name as a URL on the Internet would be able to access the holder's website. For example, a person seeking to visit "www.abc.kids" may not be able to access the site, or may be directed to a site other than that of the holder of the New.net/.KIDS Domain second-level domain name "www.abc.kids."

         WE FACE CHALLENGES MANAGING OUR GROWTH. We are seeking to expand our operations. We also plan to significantly expand our sales and marketing and research and development activities, hire a significant number of additional employees, expand our internal management, technical, information, accounting and billing systems. In addition, we plan to expand the infrastructure of our registry operations and solutions division by investing in additional hardware consisting primarily of additional servers. This rapid expansion may place increasing strains on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. In order to successfully manage our growth we must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If we fail to manage our growth effectively, it could materially harm our business and impair the price of our common stock.

         FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTION TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION WHICH COULD IMPAIR OUR RELATIONSHIPS WITH EMPLOYEES, CUSTOMERS AND STRATEGIC PARTNERS AND NEGATIVELY AFFECT OUR OPERATING RESULTS IN FUTURE YEARS. As part of our growth strategy, we may acquire other businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions would expose us to additional risks. In particular, risks associated with the acquisition of high-technology companies include the following:

o the difficulty of assimilating and integrating the operations and personnel of the combined companies,
o        the potential disruption of our ongoing business,
o        our inability to retain key technical, managerial and sales personnel,
o the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies and
o the diversion of management's attention during the acquisition and integration process.

         For each acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain, and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures, and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers, and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition related costs or amortization costs for acquired goodwill and other intangible assets. Other than our acquisition of the outstanding capital stock of .KIDS Domains, Inc, regarding which we have entered into a letter of intent, we do not currently have agreements or understandings to acquire any other companies.

         BECAUSE WE HAVE FEW PROPRIETARY RIGHTS, OTHERS CAN PROVIDE PRODUCTS AND SERVICES SUBSTANTIALLY EQUIVALENT TO OURS. WE HOLD NO PATENTS. While we intend to review and analyze whether any of our software solutions are patentable, there can be no assurance that we will ever obtain patent protection for our software solutions or any of our products. We believe that most of the technology used by us in the design and implementation of our consumer information portals is generally known and available to others. Consequently, others can design and implement consumer information portals substantially equivalent to ours. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If any of our proprietary rights are violated, or if a third party claims that we violate their proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

         WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR CONSUMER INFORMATION PORTALS. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our consumer information portals, whether written by us or third parties. These types of claims have been brought against on-line services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects on-line services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. While no claims have been made against us to date, our business could be seriously harmed if one were asserted.

ITEM 2.  PROPERTIES

         Our executive offices are located in Encinitas, California and consist of approximately 650 square feet of office space. We lease this space pursuant to a one-year lease expiring on February 15, 2002, at the rate of $1,305 per month. We believe there is an adequate supply of suitable office space available for lease on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the OTC Bulletin Board under the symbol "KWEB" since January 11, 2000. Prior to that date, our common stock traded on the OTC Bulletin Board under the symbol "GPPY." The following table shows the high and low bid prices for our common stock since the beginning of our transition period for our 1999 Transition Report on Form 10-KSB. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended                                  High Bid              Low Bid
------------------------------------------------------------------------------
September 30, 1999                              $   2.00            $    1.00
December 31, 1999                                 1.9375                 1.25


Quarter Ended
------------------------------------------------------------------------------
March 31, 2000                                    $ 2.00            $   1.125
June 30, 2000                                       1.50                0.375
September 30, 2000                                0.4688                 0.25
December 31, 2000                                  3.625               0.1875

         As of December 31, 2000, we had approximately 13 record holders and approximately 100 beneficial holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We are an Internet holding company engaged in the business of providing domain-name registry operations and services, operating consumer information portals on the Internet, and providing facilities management services for commercial real estate owners. We operate through our wholly-owned subsidiaries, Internet Properties Development Corp. and Faciliforce, Inc., and our majority-owned subsidiary, Basic Fusion, Inc. We also seek to develop and incubate emerging Internet-based businesses. We currently own minority interests in two companies: .KIDS Domains, Inc. and Minority Business Alliance, LLC, both of which are described in more detail below.

         We are a development stage company and have only recently begun revenue-producing operations. From inception to 1999, we were engaged in the business of developing residential financial analysis software. From August 1999 to August 2000, we were engaged in the business of developing software applications for the creation of Internet websites. As of August 2000, we had divested our financial software and Internet website software operations.

         We began implementing our current business in August 2000. To date, our activities have consisted of developing our basic registry operation solution, acquiring our consumer information portals and other Internet domain-names, developing the business model for our facilities management services division, acquiring minority equity interests in certain emerging-growth businesses, including .KIDS Domains, and hiring certain key personnel.

         We have also entered into a letter of intent to purchase the remaining outstanding interest in .KIDS Domains. To date, .KIDS Domains has submitted an application to ICANN be the operator and registry of a ".kids" TLD. ICANN did not grant this application; however, it reserved the right to reconsider the application in the future. In addition, .KIDS Domains has entered into a letter of intent with New.net to be the exclusive registry within the New.Net system for ".kids" second-level domain names on the New.net system.

         We intend to generate revenue through the following:

o sales of our registry operations solutions, services, gateways systems and upgrades;

o        sales of second and third-level domain names through joedomains.com;

o advertising income from third party advertisers at our consumer information portals;

o sponsorship sales from third party sponsors at our consumer information portals;

o commissions earned on the sale of products through our consumer information portals;

o service fees derived from outsourcing commercial real estate facilities management services; and

o commissions earned on the sale of products through our consumer information portals;

         In the event we consummate the acquisition of .KIDS Domains, and in the further event .KIDS Domains enters into a definitive agreement with New.net, we also intend to generate revenue through the sale of second-level domain names within the ".kids" TLD.

         We have not generated any meaningful revenue as of the date of this report. In 2000, we incurred net losses of $539,393, and in 1999, we incurred net losses of $335,378. We expect to continue to incur net losses in the immediate future.

PLAN OF OPERATION

         In the next 12 months, we intend to commence marketing and sales of our registry operation solutions, including a proprietary software solution which will allow registries of TLDs to automate their registry databases and increase scalability as their business grows. We have completed a demonstration version of our basic solution, and we believe that the solution is ready for use on a commercial basis.

         We also intend to offer outsourced registry services, turn-key registry solutions, payment gateways for registries, enhanced billing systems and multilingual domain name services. In addition, we intend to provide our registry operator clients with customer support for our software solution. In order to provide our solution, we intend to establish four global DNS servers, one in North America, Africa, Europe and Australia. Through these DNS servers, we believe we will have the ability to access and service the servers and host the registries for whom we provide solutions from one geographic location. We also intend to hire up to 5 additional employees in our registry solutions division for additional development and testing of our software solutions, for customer support and for marketing.

         We also intend to enter into a definitive agreement with New.net to be the exclusive registry within the New.net system for the ".kids" top-level domain. If we enter into that agreement, we intend to commence marketing efforts for sale of second-level domain names within the ".kids" TLD. We may hire additional marketing personnel in order to further our marketing efforts for the ".kids" TLD.

         Within our Consumer Information Portals division, we intend to continue to upgrade our content available on the information portals. We also intend to offer advertising space on the portals and offer sponsorships for the portals. In addition, we will continue to offer products on an e-commerce, resale basis on our portals. Sales made through such portals would generate a e-commerce fee for us.

         Within our Facilities Management Services division, we intend to begin marketing our facilities management services to seek to enter into service agreements with commercial real estate owners.

CAPITAL REQUIREMENTS

         Since 1999, we have financed our activities through the sale of our securities. As of December 31, 2000, we had a working capital deficit of $259,694.

         We believe that we will require significant additional capital in order to fund the development and launch of our registry operations solutions and consumer information portal divisions. We anticipate that we will need approximately $500,000 in additional working capital in order to sustain operations for the next 12 months. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may not be able to continue as a going concern. We intend to seek private equity financing in the second quarter of 2001.

           However, our expectations regarding our capital requirements are based on certain assumptions concerning the costs involved in further developing our software solutions, marketing, retention of key personnel, and time and expense involved in commencing revenue producing operations. These assumptions concern future events and circumstances which our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this prospectus may affect other assumptions. As a result, our actual working capital requirements may vary from our presently anticipated working capital requirements, and the variations may be material. In the event that we require additional working capital, there can be no assurance that we will be able to obtain sufficient additional capital in order to fund our working capital requirements in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..........................F-1

Balance Sheet as of December 31, 2000.......................................F-2

Statements of Operations for the years ended December 31, 2000 and 1999.....F-3

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2000 and 1999................................................F-4

Statements of Cash Flows for the years ended December 31, 2000 and 1999.....F-5

Notes to Financial Statements...............................................F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders
KwikWeb.com, Inc.

We have audited the accompanying consolidated balance sheet of KwikWeb.com, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2000, the related consolidated statements of operations and cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from inception (October 9, 1997) to December 31, 2000 and the consolidated statements of stockholders' equity (deficit) for the period from inception to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KwikWeb.com, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and cash flows for each of the years in the two year period ended December 31, 2000 and the period from inception (October 9, 1997) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company cannot successfully implement its 2001 operating plan without raising additional capital. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 5, 2001

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------
                                     ASSETS

Current assets
   Cash and equivalents                                             $    19,813
   Loan to affiliate                                                     12,500
                                                                    ------------
      TOTAL CURRENT ASSETS                                               32,313

COMPUTER EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $1,361               5,639
INVESTMENTS IN AFFILIATES                                                13,750
INTERNET DOMAIN NAMES AND WEB SITES                                     131,274
                                                                    ------------

                                                                    $   182,976
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $    14,007
   Due to related parties                                               278,000
                                                                    ------------

      TOTAL CURRENT LIABILITIES                                         292,007
                                                                    ------------


COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 25,000,000 shares authorized,
   4,400,000 shares issued and outstanding                                4,400
   Additional paid-in capital                                           861,002
   Deficit accumulated during the development stage                    (974,433)
                                                                    ------------

      TOTAL STOCKHOLDERS' DEFICIT                                      (109,031)
                                                                    ------------

                                                                    $   182,976
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Cumulative from
                                                 Year ended December 31,      Inception
                                              ---------------------------(October 9, 1997) to
                                                  2000           1999     December 31, 2000
                                              ------------   ------------   ------------

Costs and expenses
  Research and development                    $   103,425    $    73,562    $   266,051

  General and administrative                      498,572        251,816        760,986

  Interest                                            165         10,000         10,165
                                              ------------   ------------   ------------

                                                  602,162        335,378      1,037,202

Gain on transfer of assets to Kwik Commerce        62,769              -         62,769
                                              ------------   ------------   ------------

Net loss                                      $  (539,393)   $  (335,378)   $  (974,433)
                                              ============   ============   ============

Basic and diluted net loss per share          $     (0.07)   $     (0.04)
                                              ============   ============

Basic and diluted weighted average number
  of common shares outstanding                  7,645,616      9,030,328
                                              ============   ============

The accompanying notes are an integral part of these financial statements.

                                                     KWIKWEB.COM, INC. AND SUBSIDIARIES
                                                        (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                           FROM INCEPTION (OCTOBER 9, 1997) TO DECEMBER 31, 2000

                                                   Common Stock                                          Deficit
                                        -----------------------------------                            Accumulated      Total
                                                             Amount         Additional   Common Stock   during the   Stockholders'
                                          Number    -----------------------   Paid-in    Subscriptions  Development     Equity
                                         of Shares   Per Share     Total      Capital     Receivable       Stage       (Deficit)
                                        ----------- ----------- ----------- -----------   -----------   -----------   -----------
Initial Capitalization                   3,480,000  $    0.001  $    3,480  $        -    $        -    $        -    $    3,480

Issuance of common stock for cash
   and subscriptions receivable          2,520,000       0.048       2,520     117,479       (99,000)            -        20,999

Contributed capital - salary                     -                       -      22,956             -             -        22,956

Net loss                                         -                       -           -             -       (22,356)      (22,356)
                                        -----------             ----------- -----------   -----------   -----------   -----------

  Balance, June 30, 1998                 6,000,000                   6,000     140,435       (99,000)      (22,356)       25,079

Payment of subscriptions receivable              -                       -           -        99,000             -        99,000

Contributed capital - salary                     -                       -      62,247             -             -        62,247

Net loss                                         -                       -           -             -      (179,583)     (179,583)
                                        -----------             ----------- -----------   -----------   -----------   -----------

  Balance, June 30, 1999                 6,000,000                   6,000     202,682             -      (201,939)        6,743

Common stock issued in reorganization    3,510,000                   3,510      (3,510)            -             -             -

Common stock issued for cash               400,000       1.250         400     499,600             -             -       500,000

Net loss                                         -                       -           -             -      (233,101)     (233,101)
                                        -----------             ----------- -----------   -----------   -----------   -----------

  Balance, December 31, 1999             9,910,000                   9,910     698,772             -      (435,040)      273,642

Cancellation of shares                  (6,000,000)                 (6,000)      6,000             -             -             -

Issuance of common stock for services      490,000                     490     156,230             -             -       156,720

Net loss                                         -                       -           -             -      (539,393)     (539,393)
                                        -----------             ----------- -----------   -----------   -----------   -----------

  Balance, December 31, 2000             4,400,000              $    4,400  $  861,002           $ -    $ (974,433)   $ (109,031)
                                        ===========             =========== ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Cumulative from
                                                     Year ended December 31,   inception
                                                    ---------------------- (October 9, 1997) to
                                                       2000        1999    December 31, 2000
                                                    ----------   ----------   ----------
Cash flows from operating activities
  Net loss                                          $(539,393)   $(335,378)   $(974,433)
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                        1,361        5,227        7,829
    Issuance of common shares for services            156,720            -      156,720
    Gain of transfer of assets to Kwik Commerce       (62,769)           -      (62,769)
    Contributed capital - salary                            -       26,650       85,203
    Decrease (increase) in prepaid expenses             6,664      (10,271)      (4,408)
    Increase (decrease) in accounts payable             7,018       (1,350)      14,815
    Increase (decrease) in accrued liabilities        (17,888)      (5,492)       1,620
                                                    ----------   ----------   ----------

    Net cash used by operating activities            (448,287)    (320,614)    (775,423)
                                                    ----------   ----------   ----------

Cash flows from investing activities

    Purchases of domain names & web sites              (6,274)           -       (6,274)
    Purchases of equipment                             (2,204)     (16,184)     (31,840)
    Due from shareholder                                    -       (2,260)      (3,879)
    Investments in affiliates                         (13,750)           -      (13,750)
    Loan to affiliate                                 (12,500)           -      (12,500)
                                                    ----------   ----------   ----------

    Net cash used by investing activities             (34,728)     (18,444)     (68,243)
                                                    ----------   ----------   ----------

Cash flows from financing activities

   Due to related parties                             240,000            -      240,000
   Common stock issued for cash                             -      577,600      623,479
                                                    ----------   ----------   ----------

    Net cash provided by financing activities         240,000      577,600      863,479
                                                    ----------   ----------   ----------

Net increase in cash                                 (243,015)     238,542       19,813

Cash, beginning of period                             262,828       24,286            -
                                                    ----------   ----------   ----------

Cash, end of period                                 $  19,813    $ 262,828    $  19,813
                                                    ==========   ==========   ==========

Non-cash investing and financing activities
  Issuance of common stock for
  subscriptions receivable                          $       -    $       -    $  99,000
                                                    ==========   ==========   ==========
  Acquisition of assets through issuance of debt    $ 132,000    $       -    $ 132,000
                                                    ==========   ==========   ==========

Supplemental cash flow disclosure
  Interest paid                                     $     165    $  10,000    $  10,165
                                                    ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

         Background
         ----------

         KwikWeb.com, Inc., a Nevada corporation, was formed on October 9, 1997. In August 1999, Kwik Web, Inc. and G.P. Properties, Inc. ("G.P. Properties") agreed to merge whereby G.P. Properties issued 6,000,000 shares of common stock in exchange for all of the outstanding common shares of Kwik Web, Inc. G. P. Properties, a public shell Nevada Corporation formed in 1989, retained all its 3,510,000 shares of common stock. G.P. Properties had no assets, liabilities or operations and management of Kwik Web, Inc. retained control of the merged entity. Accordingly, Kwik Web, Inc. was deemed the accounting acquiror of G.P. Properties. The Company began the development of proprietary software that allows on-line users to easily create and build their own customized websites using a user friendly "point and click" format. In January 2000, the Company changed its name to KwikWeb.com, Inc. In
         June 2000, the Company formed Internet Properties Development Corp., a wholly owned subsidiary, to pursue the development and incubation of emerging Internet-based business. In August 2000, the Company completed a reorganization whereby it transferred its website design and management activities to Kwik Commerce, Inc. in exchange for 2,500,000 shares of Kwik Commerce common stock and the cancellation of 6,000,000 KwikWeb.com, Inc. common shares previously held by Ric Kaestner and Alex Tsakiris. The Company is engaged in the business of providing domain-name registry operations and services and operating consumer information portals on the Internet. The Company also seeks to develop and incubate emerging Internet-based businesses. The Company has not commenced planned principal operations and, therefore, is considered to be in the development stage.

         Principles of consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc. and its wholly owned subsidiaries Kwik Web, Inc., Wireless Properties Development Corp., Faciliforce Inc. and Internet Properties Development Corp. (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

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

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------------------------

         Cash and equivalents
         --------------------

         All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying amounts approximate fair value due to short maturities of these instruments.

         The Company's policy is to place its cash and cash equivalents with high quality financial institutions to limit the amount of credit exposure.

         Investments in affiliates
         -------------------------

         The Company makes strategic investments in companies that have developed or are developing technologies used in the Internet and companies who can benefit from the dramatic cost savings and market awareness that the World Wide Web offers. At December 31, 2000, effective ownership interests in the investees ranged from 14% to 25%. It is not practicable to estimate the fair value of these investments as the investees are predominantly closely held companies.

         Investments in companies in which the Company has less than a 20% interest are carried at cost. Dividends received from those companies are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. The Company has received no dividends on its investments in affiliates.

         The Company's 25% investment in Kwik Commerce is carried at cost because the Company does not exercise significant influence over the operating and financial activities of the investee.

         Computer equipment
         ------------------

         Equipment is stated at cost less accumulated depreciation, determined using the straight-line method over the estimated useful lives of the assets.

         Long-lived assets
         -----------------

         The Company will record potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. The Company has identified no such impairment losses.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------------------------

         Research and development costs
         ------------------------------

         Costs incurred in connection with research and development are charged to operations as incurred.

         Advertising costs
         -----------------

         Advertising costs are expensed as incurred. Advertising expense was $256 for 2000 and $2,600 for 1999.

         Income taxes
         ------------

         Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Loss per share
         --------------

         Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares, which reduce the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options, assumed to be exercised.

         Stock-based compensation
         ------------------------

         The Company has elected to adopt the disclosure provisions only of SFAS 123 and continues to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees," and related interpretations.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------------------------

         Reportable operating segments
         -----------------------------

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

         Reclassifications
         -----------------

         Certain prior period amounts have been reclassified to conform to this year's presentation.


2.       INVESTMENTS IN AFFILIATES
----------------------------------

                                      PERCENTAGE                    METHOD
            NAME OF INVESTEE           OWNERSHIP       COST      OF ACCOUNTING
-----------------------------------  -------------  ---------  ---------------

Minority Business Alliance, LLC          14.0%       $12,650        Cost

 .KIDS Domains, Inc.                      17.5%       $ 1,100        Cost

Kwik Commerce, Inc.                      25.0%       $     -        Cost


3.       INTERNET DOMAIN NAMES AND WEB SITES
--------------------------------------------

         During 2000 the Company purchased certain Internet domain names and related assets, including the consumer information portals GasPrices.com, RateShock.net and Incubate.net, from related parties for $125,000. The consumer information portals will ultimately generate revenues from advertising and sponsorship sales, e-commerce transactions and marketing and research fees. In addition, the Company has purchased over 1,500 other domain names with a total cost of $6,274, which are not currently in operation.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


4.       STOCKHOLDERS' EQUITY
-----------------------------

         Common stock
         ------------

         In September 1999, the Company sold 400,000 shares of common stock for $500,000 cash.

         In August 2000, the Company issued 490,000 shares of common stock for services to its Directors and Consultants.

         Stock options
         -------------

         During 2000, the Company adopted a Stock Option Plan providing for the issuance of options to acquire up to 600,000 shares of the Company's common stock to employees, directors, consultants and independent contractors. At December 31, 2000, the Company had granted options to its President to purchase 200,000 shares of its common stock at an exercise price of $.25, which exceeded the stock's fair value at date of grant. These options vest immediately and are exercisable for up to ten years from the grant date.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:


               Net Loss                                   $(539,393)
                  As reported                             $(547,622)
                  Pro Forma

               Basic and diluted loss per share:
                  As reported                             $   (0.07)
                  Pro Forma                               $   (0.07)


         The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions: expected volatility of 50%, risk-free interest of 6.50%, expected life of 10 years and no expected dividends. The estimated weighted-average fair value of stock options granted in 2000 was $0.04.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


5.       RELATED PARTY TRANSACTIONS
-----------------------------------

         The Company has made advances to an affiliate resulting in a receivable balance of $12,500 as of December 31, 2000. The entire balance was repaid February 26, 2001.

         At December 31, 2000 amounts due to related parties totaled $278,000 for cash advances of $146,000, purchases of equipment of $7,000 and purchases of domain names and web sites of $125,000. These amounts are non-interest bearing and due on demand. The fair value of amounts due from affiliate and due to related parties cannot be determined due to the related party nature of the obligations.

         The Company's Chairman owns, directly and indirectly, approximately 63% of the outstanding common stock of .KIDS Domains, Inc. and the Company's President indirectly owns approximately 8% of the outstanding common stock of .KIDS Domains, Inc.


6.       INCOME TAXES
---------------------

         The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate.

         As of December 31, 2000, the Company has a net operating loss carryforward for federal tax purposes of $725,000, which, if unused to offset future taxable income, will expire in years beginning in 2013 through 2020.

         The Company had deferred tax assets of $290,000 as of December 31, 2000 relating to its net operating losses. This deferred tax asset had a 100% valuation allowance applied to it.

         Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after an ownership change. Due to the ownership change as a result of the August 2000 reorganization, the Company's utilization of net operating losses may be limited.


7.       BASIC AND DILUTED LOSS PER SHARE
-----------------------------------------

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


7.       BASIC AND DILUTED LOSS PER SHARE (CONTINUED)
-----------------------------------------------------

         The effect of the potentially dilutive stock options (200,000 shares) was not included in the computation of diluted loss per share, since to do so would have been anti-dilutive. Therefore, basic and diluted net loss per share are the same.

         The following table illustrates the reconciliation of the numerators and denominators of the loss per share computations:

                                                         2000           1999
                                                     ------------   ------------
         Numerator
         ---------
         Net loss                                    $  (539,393)   $  (335,378)
                                                     ============   ============
         Denominator
         -----------
         Basic and diluted weighted average number
         of shares outstanding                       $ 7,645,616    $ 9,030,328
                                                     ============   ============

         Basic and diluted loss per share            $     (0.07)   $     (0.04)
                                                     ============   ============


8.       COMMITMENTS
--------------------

         The Company leases its principal facilities under a one-year lease that commenced in February 2001 at $1,305 per month. Rent expense for 2000 and 1999 was $6,985 and $11,409 respectively.


9.       GOING CONCERN
----------------------

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in organizational activities, including recruiting personnel, establishing office facilities, research and development and obtaining financing. Through December 31, 2000, the Company had incurred losses of $974,433. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its research, development and market introduction activities, and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by the sale of securities and future net earnings. However, there is no assurance that the Company will be able to implement its plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS

         Set forth below are our directors and officers.

         Name                       Age                   Position
         ----                       ---                   --------

         H. Page Howe                37           Chairman of the Board

         Matthew I. Hayes            27           President, Secretary, Director

         Jeffrey M. Stevens          35           Director

         Mr. Howe has served as Chairman of our Board of Directors since August 2000. Mr. Howe is also Chairman of our wholly owned subsidiary, Internet Properties Development Corp. Mr. Howe is a private investor and President of his own consulting firm, Site HQ. In the past three years, Mr. Howe has invested in 11 Internet infrastructure and content companies. He manages a private investment fund that has focused exclusively on Internet companies since 1997. Investments of his fund include an Internet search engine, NorthernLight Technologies (www.northernlight.com) and WizeUp, an e-book company focused on electronic textbooks (www.wizeup.com). Mr. Howe has served on the local and regional board of Young Life, a National Foundation focused on building relationships with teens.

         Mr. Hayes has served as our President and one of our directors since August 2000. Mr. Hayes is also the President of our wholly owned subsidiary, Internet Properties Development Corp. Before joining us, Mr. Hayes worked for a private investment fund which focused exclusively on Internet companies. Previously, Mr. Hayes was the founder of Wholly Unique Enterprises, a company engaged in developing outdoor lifestyle products. Mr. Hayes currently serves on the local board of Young Life, a National Foundation focused on building relationships with teens.

         Mr. Stevens has served as a director since August 2000. Mr. Stevens is the vice-president of marketing and business development of ABM Industries and is also the president of the ABM Landscaping services division. Mr. Stevens has been employed by ABM Industries since 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year 2000 and with respect to the fiscal year 2000, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except as follows: H. Page Howe did not file a Form 5 on a timely basis, Matthew Hayes did not file a Form 5 on a timely basis, and Jeffrey Stevens did not file a Form 5 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.

                                       ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                         ----------------------------------------------  -------------------------------------------
                                                                                         COMMON SHARES       ALL
                                                                          RESTRICTED       UNDERLYING       OTHER
                                                          OTHER ANNUAL       STOCK      OPTIONS GRANTED    COMPEN
   NAME AND POSITION       YEAR     SALARY      BONUS     COMPENSATION    AWARDS ($)       (# SHARES)      -SATION
----------------------  ---------  ---------  ---------  --------------  -------------  ---------------  -----------
H. Page Howe,              2000    $      0      -0-          -0-           12,500               -0-         -0-
Chairman                   1999    $      0      -0-          -0-             -0-                -0-         -0-
                           1998    $      0      -0-          -0-             -0-                -0-         -0-

Matthew I. Hayes,          2000    $      0      -0-          -0-           12,500           200,000         -0-
President                  1999    $      0      -0-          -0-             -0-                -0-         -0-
                           1998    $      0      -0-          -0-             -0-                -0-         -0-

Richard Kaestner           2000    $ 30,000      -0-          -0-             -0-                -0-         -0-
President and CEO(1)       1999    $ 60,000      -0-          -0-             -0-                -0-         -0-
                           1998    $ 60,000      -0-          -0-             -0-                -0-         -0-

(1) Mr. Kaestner resigned as our President and Chief Executive Officer in August, 2000.

         The following table sets forth grant of stock options during the fiscal year ended December 31, 2000 to each of the Named Executive Officers:

                                               OPTION/SAR GRANTS IN 2000 FISCAL YEAR
                                                         INDIVIDUAL GRANTS
                       ------------------------------------------------------------------------------------
                            NUMBER OF
                            SECURITIES
                            UNDERLYING       % OF TOTAL OPTIONS/SARS
                           OPTIONS/SARS      GRANTED TO EMPLOYEES IN       EXERCISE OR
       NAME                GRANTED (1)             FISCAL YEAR          BASE PRICE ($/SH)   EXPIRATION DATE
---------------------  -------------------  -------------------------  -------------------  ---------------
Matthew I. Hayes              200,000                  100%                   $0.25           July 1, 2010

(1) Options were fully vested on the date of grant. No options have been exercised.

                Aggregated option Exercised in Last Fiscal year and Year-End Option Values
---------------------------------------------------------------------------------------------------------
        Name             Shares          Value        Number of Securities        Value of Unexercised
                      Acquired on      Realized      Underlying Unexercised     In-the-Money Option/SARs
                      Exercise (#)        ($)      Options/SARs at FY-End (#)         at FY-End ($)

                                                          Exercisable/                Exercisable/
                                                         Unexerciseable              Unexercisable
-------------------   -------------   ----------   --------------------------  --------------------------
 Matthew I. Hayes,         0               0                200,000/0                  $175,000/0
     President

Based on a price of $1.125 per share as quoted on the OTC Bulletin Board on December 29, 2000.

         COMPENSATION OF DIRECTORS. All of our directors receive reimbursement for out-of-pocket expenses for attending Board of Directors meetings. We may appoint additional members to the Board of Directors, including outside or non-officer members to the board. Any outside directors may receive an attendance fee for each meeting of the Board of Directors. From time to time we may engage certain members of the Board of Directors to perform services on behalf of the Company and compensate such persons for the services which they perform.

STOCK OPTION PLAN

         In 2000, we adopted a Stock Option Plan permitting us to grant options to employees, directors, consultants and independent contractors. The plan has yet not been approved by the stockholders. The purpose of the plan is to allow us to attract and retain such persons and to compensate them in a way that links their financial interests with the interests of our shareholders. Awards under the plan may take the form of incentive stock options or non-qualified stock options. A total of 600,000 shares may be issued pursuant to the plan. As of December 31, 2000, we had granted options to purchase 200,000 shares of our common stock.

         Our stock option plan is administered by our a committee appointed by our board of directors or, in the absence of such a committee, by the entire board. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise. The exercise price of incentive stock options granted under the plan is required to be no less than the fair market value of our common stock on the date of grant (110% in the case of a greater than 10% stockholder).

         The committee may grant options for terms of up to 10 years, or 5 years in the case of incentive stock options granted to greater than 10% stockholders. No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by us or ceases to have a relationship with us, his or her options will expire one year after termination by reason of death or permanent disability, thirty days after termination for cause and three months after termination for any other reason.

         Subject to the foregoing, the committee has broad discretion to set the terms and conditions applicable to options granted under the plan. The committee may discontinue or suspend option grants under the plan, or amend or terminate the plan entirely, at any time. With the consent of an optionee, the committee may also make such modification of the terms and conditions of such optionee's option as the committee shall deem advisable. However, the committee has no authority to make any amendment or modification to the plan or any outstanding option which would do any of the following:

         o increase the maximum number of shares which may be purchased pursuant to options granted under the stock option plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments;

         o change the designation of the class of employees eligible to receive qualified options;

         o extend the term of the stock option plan or the maximum option period thereunder;

         o decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the stock option plan, except in connection with certain antidilution adjustments; or

         o cause qualified stock options issued under the stock option plan to fail to meet the requirements of incentive stock options under Section 422 of the Internal Revenue Code.

         Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the plan.

LIMITATION OF LIABILITY OF DIRECTORS AND INDEMNIFICATION OF DIRECTORS AND
OFFICERS

         As permitted by Section 78.751 of the Nevada General Corporation Law, our Articles of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by Section 78.751 of the Nevada General Corporation Law, our bylaws provide that it may, in its discretion: (i) indemnify its directors, officers, employees and agents and persons serving in such capacities in other business enterprises (including, for example, its subsidiaries) at its request, to the fullest extent permitted by law; and (ii) advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

         Our policy is to enter into indemnification agreements with each of our directors and officers that provide the maximum indemnity allowed to directors and officers by Section 78.751 of the Nevada General Corporation Law and the Bylaws as well as certain additional procedural protections.

         The above provisions may have the effect of reducing the likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

         Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2001 by the following persons:

         o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all of our directors and executive officers as a group.

                                                    Number Of Shares
                Name And Address                   Beneficially Owned      Percentage Owned
                ----------------                   ------------------      ----------------
H. Page Howe.................................           1,729,500               38.4%
Matthew I. Hayes.............................             250,000                5.3%
Jeffrey Stevens..............................             350,000                7.8%

All directors and officers as a group........           2,329,500               49.6%

         Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from April 11, 2001, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from April 11, 2001. The address for each of the shareholders listed above is 374 North Coast Highway 101, Suite F-14, Encinitas, California 92024.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 2000, we completed a reorganization pursuant to which Kwik Commerce, Inc., or Kwik Commerce, a corporation controlled by Messrs. Kaestner and Tsakiris, our former officers and directors, acquired from us certain assets relating to our website design division and assumed certain liabilities of ours related to our website design division. In exchange therefore, (1) Kwik Commerce issued to us 2,500,000 shares of its common stock, (2) Kwik Commerce granted us an option to purchase an additional 1,000,000 shares of its common stock at $0.20 per share, and (3) the 6,000,000 shares of our common stock issued to Messrs. Kaestner and Tsakiris in connection with the August 1999 acquisition of KwikWeb, Inc. were cancelled. Effective upon the sale of assets to Kwik Commerce, Messrs. Kaestner and Tsakiris resigned as officers and directors of the Company. Matthew Hayes, H. Page Howe and Jeffrey Stevens were elected to our Board of Directors, Matthew Hayes was elected as our president, and H. Page Howe was elected as our chairman.

         In August 2000, we, through our Internet Properties Development Corp. subsidiary, purchased certain Internet domain names and related assets from Site HQ, Inc., Internet Properties Development, LLC and H. Page Howe, an individual, for an aggregate purchase price of approximately $125,000. H. Page Howe, who is one of our directors and our chairman, is an affiliate of Site HQ, Inc., and Matthew Hayes, who is one of our directors and our president, is an affiliate of Internet Properties Development, LLC.

         In August 2000, we borrowed $10,000 from our chairman, H. Page Howe, and $50,000 from an affiliate of Mr. Howe, and we issued promissory notes in exchange therefor. The notes are non-interest bearing and are due on demand. The notes are secured by all of the assets of our wholly-owned subsidiary, Internet Properties Development Corp.

         In September 2000, we acquired a minority interest in .KIDS Domains, Inc., a company seeking to establish a top-level domain which ensures a child-appropriate experience for children on the Internet. .KIDS Domains issued to us 1,010,000 shares of its common stock for $1,100. As of April 11, 2001, we owned approximately 17.5% of the outstanding capital stock of .KIDS Domains. H. Page Howe, our chairman, owns, both directly and indirectly, approximately 63% the outstanding capital stock of .KIDS Domains, and Matthew Hayes, our president, indirectly owns approximately 8% of the outstanding capital stock of
 .KIDS Domains.

         In October 2000, we borrowed $10,000 from Mr. Howe, and $25,000 from an affiliate of Mr. Howe, and we issued promissory notes in exchange therefor. The notes are non-interest bearing and are due on demand. The notes are secured by all of the assets of our wholly-owned subsidiary, Internet Properties Development Corp. At the option of the holder, the notes may be converted into shares of Internet Properties Development Corp. at a price of $500 per share.

         In December 2000, we borrowed $50,000 from an affiliate of Mr. Howe, and we issued a promissory note in exchange therefor. The note is non-interest bearing and is due on demand. The note is secured by all of the assets of our wholly-owned subsidiary, Internet Properties Development Corp. At the option of the holder, the note may be converted into shares of Internet Properties Development Corp. at a price of $500 per share.

         In January 2001, we sold 1,000 units, each unit consisting of 100 shares our common stock and a warrant to purchase an additional 20 shares of our common stock at an exercise price of $3.00 per share, to our chairman, H. Page Howe, for $100,000.

         In March 2001, we entered into a non-binding letter of intent with .KIDS Domains a reorganization pursuant to which we would .KIDS Domains would become our wholly-owned subsidiary. Under the terms of the letter of intent, we would issue common stock with a value of approximately $862,000 for the outstanding interest in .KIDS Domains which we do not already own. The reorganization is subject to execution and delivery of definitive agreements between us and .KIDS Domains with respect to the transactions contemplated by the letter of intent, and compliance with all requirements of federal and state securities laws, of the SEC and of all other governmental authorities. As mentioned above, H. Page Howe, our chairman, owns, both directly and indirectly, approximately 63% the outstanding capital stock of .KIDS Domains, and Matthew Hayes, our president, indirectly owns approximately 8% of the outstanding capital stock of .KIDS Domains.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         ---------

Exhibit No.                Description
-----------                -----------
2.1 Securities Purchase Agreement and Plan of Reorganization dated August 6, 1999 between the Registrant and Kwikweb, Inc. (1)
2.2 Asset Assignment Agreement with Kwik Commerce, Inc. dated as of August 1, 2000
3.1               Articles of Incorporation (2)
3.2               Bylaws (2)
10.1              KwikWeb.com, Inc. 2000 Stock Option Plan
10.2              Option Agreement with Matthew Hayes dated July 1, 2000
10.3 Domain Name Purchase Agreement between Internet Properties Development and Site HQ, Inc. dated June 12, 2000
10.4 Domain Purchase Agreement between Internet Properties Development and Internet Properties Development, LLC dated June 12, 2000
10.5 Domain Name Purchase Agreement between Internet Properties Development and H. Page Howe dated June 12, 2000
10.6 Asset Purchase Agreement between Internet Properties Development and Site HQ, Inc. dated June 12, 2000
10.7              Agreement with Worldgate Communications, Inc. dated September
                  22, 1998 (3)
21.1              List of Subsidiaries

-------------------

(1) Filed as exhibit to our Current Report on Form 8-K dated September 16, 1999 (File No. 0-25433) and incorporated herein by reference.
(2) Filed as exhibit to our Form 10-SB Registration Statement 1999 (File No. 0-25433) and incorporated herein by reference.
(3) Filed as exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-25433) and incorporated herein by reference.


(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                            KWIKWEB.COM, INC.
                                            A Nevada corporation

Date:  April 16, 2001                       By: /S/ Matthew I. Hayes
                                                --------------------------------
                                                Matthew I. Hayes, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                  Title                               Date
---------                                  -----                               ----
/S/ H. PAGE HOWE                           Chairman of the Board               April 16, 2001
------------------------------------
H. PAGE HOWE

/S/ MATTHEW I. HAYES                       President, Secretary, Director      April 16, 2001
------------------------------------
MATTHEW I. HAYES

/S/ JEFFREY M. STEVENS                     Director                            April 16, 2001
------------------------------------
JEFFREY M. STEVENS