Form 10QSB
period 2001-03-31
KWIKWEB COM INC
filed 2001-05-18
CIK 1080235

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                         Commission File Number 0-25433


                                KWIKWEB.COM, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                    NEVADA                          88-0377059
                    ------                          ----------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


       374 N. Coast Highway, Suite F-14,
             Encinitas, California                    92024
    ----------------------------------------          -----
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


As of May 14, 2000, the Registrant had 4,500,000 shares of its common stock, par value $0.001, issued and outstanding.


Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                    March 31,
                                     ASSETS                           2001
                                                                  ------------
CURRENT ASSETS
   Cash and equivalents                                           $    94,891
                                                                  ------------
      TOTAL CURRENT ASSETS                                             94,891

COMPUTER EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $1,944             5,056
INVESTMENTS IN AFFILIATES                                              13,750
INTERNET DOMAIN NAMES AND WEB SITES                                   135,990
                                                                  ------------

                                                                  $   249,687
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                               $    41,776
   Due to related parties                                             278,000
   Note payable to shareholder                                         60,000
                                                                  ------------

      TOTAL CURRENT LIABILITIES                                       379,776
                                                                  ------------


COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 25,000,000 shares authorized,
   4,500,000 shares issued and outstanding                              4,500
   Additional paid-in capital                                         960,902
   Deficit accumulated during the development stage                (1,095,491)
                                                                  ------------

      TOTAL STOCKHOLDERS' DEFICIT                                    (130,089)
                                                                  ------------

                                                                  $   249,687
                                                                  ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                2001           2000
                                            ------------   ------------


REVENUE                                     $    15,170    $         -
                                            ------------   ------------

COSTS AND EXPENSES


  Cost of revenue                                10,000              -
  Research and development                            -         45,375

  Selling, general and administrative           126,228        131,630
                                            ------------   ------------

                                                136,228        177,005
                                            ------------   ------------

NET LOSS                                    $  (121,058)   $  (177,005)
                                            ============   ============

BASIC AND DILUTED NET LOSS PER SHARE        $     (0.03)   $     (0.02)
                                            ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                4,466,667      9,910,000
                                            ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   2001         2000
                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(121,058)   $(177,005)

  Adjustments to reconcile net income to net
   cash used by operating activities:
  Depreciation                                        583        2,972
  Changes in assets and liabilities
    Prepaid expenses                                    -        1,092
    Accounts payable                               27,769        7,346
    Accrued liabilities                                 -      (14,843)
                                                ----------   ----------

    Net cash used by operating activities         (92,706)    (180,438)
                                                ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of domain names & web sites            (4,716)           -
  Purchases of equipment                                -      (11,075)
  Loan to affiliate                                12,500         (275)
                                                ----------   ----------

    Net cash used by investing activities           7,784      (11,350)
                                                ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                    100,000            -
  Proceeds from note payable to shareholder        60,000            -
                                                ----------   ----------

    Net cash provided by financing activities     160,000            -
                                                ----------   ----------

Net increase in cash                               75,078     (191,788)

CASH, BEGINNING OF PERIOD                          19,813      262,828
                                                ----------   ----------

CASH, END OF PERIOD                             $  94,891    $  71,040
                                                ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

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

         The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc. and its wholly owned subsidiaries Kwik Web, Inc., Wireless Properties Development Corp., Faciliforce Inc., Basic Fusion, Inc. and Internet Properties Development Corp. (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

         Interim periods
         ---------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

2.       COMMON STOCK
---------------------

         In January 2001, the Company sold 1,000 units, each unit consisting of 100 shares of its common stock and a warrant to purchase an additional 20 shares of its common stock at an exercise price of $2.00 per share, to its Chairman. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, and there was no underwriter involved in the transaction.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Our business is to provide Internet domain-name registry operations and services, operate consumer information portals on the Internet, and provide facilities management services for commercial real estate owners. We have recently begun operations for our registry operations and services division, and we are currently operating our consumer information portals. We have not yet begun providing facilities management services.

         We are a holding company, and we operate through our wholly-owned subsidiaries, Internet Properties Development Corp. and Faciliforce, Inc., and our majority-owned subsidiary, Basic Fusion, Inc. We also seek to develop emerging Internet-based businesses. We currently own minority interests in two companies: .KIDS Domains, Inc. and Minority Business Alliance, LLC.

         We recently achieved meaningful revenue from the sale of one second-level domain name. We have commenced revenue-producing operations in our registry operations and services division, but these operations have not begun producing revenues. We have not generated any revenue in any of our other lines of business.

         From inception to 1999, we were engaged in the business of developing residential financial analysis software. From August 1999 to August 2000, we were engaged in the business of developing software applications for the creation of Internet websites. As of August 2000, we had divested our financial software and Internet website software operations.

         We began implementing our current business in August 2000. To date, our activities in our registry operations and solutions division have consisted of developing our basic registry operation solution, hiring personnel, and beginning marketing efforts for the sale our solution. In our consumer information portals division, we have acquired and begun operating certain consumer information portals. In our facilities management services division, we have developed the basic business model for the division.

         In addition to the activities within our three main divisions, we have acquired certain Internet domain-names, one of which we have resold. We may continue to resell these domain names in the future. We have also acquired minority equity interests in certain emerging-growth businesses, including .KIDS Domains and Minority Business Alliance.

         We have also entered into a letter of intent to purchase the remaining outstanding interest in .KIDS Domains. To date, .KIDS Domains has submitted an application to ICANN to be the operator and registry of a ".kids" top-level domain. ICANN did not grant this application; however, it reserved the right to consider the application in the future. In addition, .KIDS Domains has entered into an agreement with New.net to be the exclusive registry within the New.Net system for ".kids" second-level domain names on the New.net system.

         We intend to generate revenue through the following:

   o sales of our registry operations solutions, services, gateways systems and upgrades;

   o  sales of second and third-level domain names;

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

         In the event we consummate the acquisition of .KIDS Domains, we also intend to generate revenue through the sale of second-level domain names within the ".kids" top-level domain.

RESULTS OF OPERATIONS

         REVENUES

         For the three months ended March 31, 2001, revenues were $15,170, compared to $0 for the same period in fiscal 2000. The revenues results from the sale of one second-level domain name. Our ability to increase revenue for the remainder of the fiscal year is dependent on our ability to successfully implement our plan of operation.

         GROSS PROFIT

         Gross profit was $5,170 for the three months ended March 31, 2001, compared to $0 for the same period in fiscal 2000.

         RESEARCH & DEVELOPMENT EXPENSE

         Research and development expenses were $0 for the three months ended March 31, 2001, compared to $45,375 for the same period in fiscal 2000. The research and development expenses were incurred in connection with our former web hosting business, which we discontinued in 2000. We may increase research and development in connection with implementing our plan of operation in future periods.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expenses were $126,228 for the three months ended March 31, 2001, compared to $131,630 for the same period in fiscal 2000, a decrease of $5,402, or 4.1%.

PLAN OF OPERATION

         We have begun to market our registry operation solutions, which include a proprietary software solution to allow registries of top-level domains to automate their registry databases and increase scalability as their business grows. We are marketing our solution primarily to registry operators of country-code top level domains. As of the date of this report, we have not achieved any sales of our registry operation solution.

         Over the next 12 months, we intend to continue to offer outsourced registry services, turn-key registry solutions, payment gateways for registries, enhanced billing systems and multilingual domain name services. In addition, we intend to provide our registry operator clients with customer support for our software solution. In order to provide our solution, we intend to establish four global DNS servers, one in North America, Africa, Europe and Australia. Through these DNS servers, we believe we will have the ability to access and service the servers and host the registries for whom we provide solutions from one geographic location. We also intend to hire up to 5 additional employees in our registry solutions division for additional development and testing of our software solutions, for customer support and for marketing.

         .KIDS Domains recently entered into a definitive agreement with New.net to be the exclusive registry within the New.net system for the ".kids" top-level domain. .KIDS Domains intends to commence marketing efforts for sale of second-level domain names within the ".kids" top-level domain. .KIDS Domains may hire additional marketing personnel in order to further its marketing efforts for the ".kids" top-level domain.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since 1999, we have financed our activities through the sale of our securities. As of March 31, 2001, we had a working capital deficit of $284,885.

         We believe that we will require significant additional capital in order to fund the development and launch of our registry operations solutions and consumer information portal divisions. We anticipate that we will need approximately $500,000 in additional working capital over the next 12 months in order to sustain operations and fund the development and launch of our registry operations solutions and consumer information portal divisions. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may not be able to continue as a going concern. We intend to seek private equity financing in the second quarter of 2001.

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

SAFE HARBOR

         This report contains various forward-looking statements that are based on our beliefs, assumptions which we have made, and information currently available to us. When used in this report, we intend the words "believe," "expect," "anticipate," "estimate," and similar expressions to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions referred to herein, including, without limitation, the early stage nature of our operations and the risks and uncertainties concerning the market acceptance of our services and products; technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which only speak as of the date made.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2001, we sold 1,000 units, each unit consisting of 100 shares of our common stock and a warrant to purchase an additional 20 shares of our common stock at an exercise price of $2.00 per share, to our chairman, H. Page Howe, for $100,000. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, and there was no underwriter involved in the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K.

           (a)    Exhibits

                  None.

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

                                               KWIKWEB.COM, INC.
                                               -----------------
                                                 (Registrant)

Dated: May 18, 2001                       By   /S/ Matthew Hayes
                                               -----------------
                                               Matthew Hayes
                                               President