Form 10QSB
period 2001-06-30
KWIKWEB COM INC
filed 2001-08-20
CIK 1080235

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                         Commission File Number 0-25433


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


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


As of August 20, 2001, the Registrant had 4,500,000 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

Unaudited Condensed Consolidated Balance Sheet at June 30, 2001...............2
Unaudited Condensed Consolidated Statement of Operations for the
  three-month and six month periods ended June 30, 2001 and 2000 .............3
Unaudited Condensed Consolidated Statement of Cash Flows for the
  six month period ended June 30, 2001 and 2000...............................4
Notes to Condensed Consolidated Financial Statements..........................5

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                      JUNE 30,
                                                                        2001
                                                                    ------------
                        ASSETS

CURRENT ASSETS
  Cash                                                              $    42,398
  Accounts Receivable                                                     7,800
                                                                    ------------
    TOTAL CURRENT ASSETS                                                 50,198


COMPUTER EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $2,527                                                               4,472
INVESTMENTS IN AFFILIATES                                                22,750
INTERNET DOMAIN NAMES AND WEB SITES                                     205,634
                                                                    ------------

                                                                    $   283,054
                                                                    ============


        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    26,779
  Accrued interest - related party                                       17,253
  Due to related parties                                                648,000
                                                                    ------------

    TOTAL CURRENT LIABILITIES                                           692,032
                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
  Common stock,  $.001 par value; 25,000,000 shares
    authorized, 4,500,000 shares issued and outstanding                   4,500
  Additional paid-in capital                                            960,902
  Accumulated deficit                                                (1,374,380)
                                                                    ------------

    TOTAL STOCKHOLDERS' DEFICIT                                        (408,978)
                                                                    ------------

                                                                    $   283,054
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                               KWIKWEB.COM, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   ---------------------------
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------

REVENUES                               $    41,393    $         -    $    56,563    $         -
                                       ------------   ------------   ------------   ------------

COSTS AND EXPENSES

 Cost of revenue                            25,123              -         35,123              -
 Research and development                        -         53,937              -         99,312
 Selling, general and administrative       289,063         72,827        415,395        204,457
                                       ------------   ------------   ------------   ------------


TOTAL EXPENSES                             314,186        126,764        450,518        303,769

LOSS FROM OPERATIONS                      (272,793)      (126,764)      (393,955)      (303,769)

INTEREST - RELATED PARTY                    17,253              -         17,253              -
                                       ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTERESTS            (290,046)      (126,764)      (411,208)      (303,769)

MINORITY INTERESTS                          11,250              -         11,250              -
                                       ------------   ------------   ------------   ------------

NET LOSS                               $  (278,796)   $  (126,764)   $  (399,958)   $  (303,769)
                                       ============   ============   ============   ============

BASIC AND DILUTED NET LOSS PER SHARE   $     (0.06)   $     (0.01)   $     (0.09)   $     (0.03)
                                       ============   ============   ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING            4,500,000      9,910,000      4,483,000      9,910,000
                                       ============   ============   ============   ============

           The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          FOR SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(399,958)   $(303,769)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                          1,167        6,227
      Issued common stock of subsidiary for services        11,250            -
      Minority interest                                    (11,250)           -
      (Increase) decrease in accounts receivable            (7,800)           -
      Decrease (increase) in prepaid expenses                    -        6,021
      Increase (decrease) in accounts payable               12,783       (1,754)
      (Decrease) increase in accrued liabilities            17,253        9,277
                                                         ----------   ----------

         Net cash used by operating activities            (376,555)    (283,998)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of domain names and web sites                  (74,360)           -
  Purchases of equipment                                         -      (13,524)
  Loan to affiliate                                          3,500          (88)
                                                         ----------   ----------

         Net cash provided  by investing activities        (70,860)     (13,612)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                              100,000            -
 Due to related parties                                    370,000       60,000
                                                         ----------   ----------

         Net cash provided by financing activities         470,000       60,000
                                                         ----------   ----------

Net (decrease) increase in cash                             22,585     (237,610)

CASH, BEGINNING OF PERIOD                                   19,813      262,828
                                                         ----------   ----------

CASH, END OF PERIOD                                      $  42,398    $  25,218
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

         The accompanying consolidated financial statements include the accounts of KwikWeb.com, Inc., its wholly-owned subsidiaries Kwik Web, Inc., Wireless Properties Development Corp., Faciliforce Inc., Internet Properties Development Corp. and its majority-owned subsidiary Basic Fusion, Inc. (collectively, the "Company"). All material intercompany transactions and balances have been eliminated.

         Interim periods
         ---------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Our business is to provide Internet domain-name registry operations and services, operate consumer information portals on the Internet, and provide facilities management services for commercial real estate owners. We have begun operations for our registry operations and services division, and we are operating our consumer information portals. We have not yet begun providing facilities management services.

         We are a holding company, and we operate through our wholly-owned subsidiaries, Internet Properties Development Corp. and Faciliforce, Inc., and our majority-owned subsidiary, Basic Fusion, Inc. We also seek to develop emerging businesses. We currently own minority interests in three companies:
 .KIDS Domains, Inc., Minority Business Alliance, LLC., and Kwik Commerce, Inc.

         We recently achieved meaningful revenue from the sale of second-level domain names and from providing consulting services to .KIDS Domains. We have also commenced revenue-producing operations in our registry operations and services division and have recently begun generating revenues in that division from a software solution license sale. We have not generated any revenue in any of our other lines of business.

         From our inception to 1999, we were engaged in the business of developing residential financial analysis software. From August 1999 to August 2000, we were engaged in the business of developing software applications for the creation of Internet websites. As of August 2000, we had divested our financial software and Internet website software operations.

         We began implementing our current business in August 2000. To date, our activities in our registry operations and solutions division have consisted of developing our basic registry operation solution, hiring personnel, and commencing marketing and sales of our solution . We have also acquired additional office space and established a DNS server in Virginia. In addition, in connection with our purchase of certain assets from Seniors.com, Inc., we acquired the rights to the second-level domain name "seniors.com," and we have begun operating a second-level domain name registry for the sale of third-level domain names in the following form: "example.seniors.com." We are currently in the "sunrise period" for the "seniors.com" registry, where we allow priority registration of third-level domain names to those entities who can establish intellectual property rights in connection with the proposed domain name.

         In our consumer information portals division, we have acquired and begun operating certain consumer information portals. In our facilities management services division, we have developed the basic business model for the division.

         In addition to the activities within our three main divisions, we have acquired certain Internet domain-names, some of which are resold to third parties. We may continue to resell these domain names in the future. We have also acquired minority equity interests in certain emerging-growth businesses, including .KIDS Domains and Minority Business Alliance.

         We have also entered into a letter of intent to purchase the remaining outstanding interest in .KIDS Domains; however, we have not entered into a definitive agreement with respect to that proposed purchase. To date, .KIDS Domains has submitted an application to ICANN to be the operator and registry of a ".kids" top-level domain. ICANN did not grant this application; however, it reserved the right to consider the application in the future. In addition, .KIDS Domains has entered into an agreement with New.net to be the exclusive registry within the New.Net system for ".kids" second-level domain names on the New.net system.

         We intend to generate revenue through the following:

o sales of our registry operations solutions, services, gateways systems and upgrades;

o        sales of second and third-level domain names;

o advertising income from third party advertisers at our consumer information portals;

o sponsorship sales from third party sponsors at our consumer information portals; and

o service fees derived from outsourcing commercial real estate facilities management services.

         In the event we consummate the acquisition of .KIDS Domains, we also intend to generate revenue through the sale of second-level domain names within the ".kids" top-level domain.

RESULTS OF OPERATIONS

         REVENUES

         We recognized $41,373 and $56,563 in revenue for the three-month and six-month periods ended June 30, 2001, respectively, compared to $0 for the same periods in fiscal 2000, respectively. The revenues resulted from the sales of second-level domain names and consulting fees paid to us by .KIDS Domains, Inc., an affiliated company. Our ability to increase revenue for the remainder of the fiscal year is dependent on our ability to successfully implement our plan of operation.

         GROSS PROFIT

         Gross profit was $16,270 and $21,440 for the three-month and six-month periods ended June 30, 2001, respectively, compared to $0 for the same periods in fiscal 2000, respectively.

         RESEARCH & DEVELOPMENT EXPENSE

         Research and development expenses were $0 for the three-month and the six-month periods ended June 30, 2001, respectively, compared to $53,937 and $99,312 for the same periods in fiscal 2000, respectively. The research and development expenses were incurred in connection with our former web hosting business, which we discontinued in 2000. We may increase research and development in connection with implementing our plan of operation in future periods.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expenses were $289,063 and $415,395 for the three month and six-month periods ended June 30, 2001, respectively, compared to $72,827 and $204,457 for the same respective periods in fiscal 2000.

         INTEREST

         We incurred $17,253 in interest in the three-month and six-month periods ending June 30, 2001, respectively, compared to $0 for the same periods in 2000, respectively. The interest accrued on outstanding debt held by related parties, including our chairman, H. Page Howe and certain of his affiliates.

PLAN OF OPERATION

         We have begun to market our registry operation solutions, which include a proprietary software solution to allow registries of top-level domains to automate their registry databases and increase scalability as their business grows. We are marketing our solution primarily to registry operators of country-code top level domains.

         Over the next 12 months, we intend to continue to offer outsourced registry services, turn-key registry solutions, payment gateways for registries, enhanced billing systems and multilingual domain name services. In addition, we intend to provide our registry operator clients with customer support for our software solution. In order to provide our solution, we have established a DNS server in Virginia, and we intend to establish three more global DNS servers in California, Europe and Australia. Due to lack of bandwidth availability. We no longer intend to establish a DNS server in Africa. Through these DNS servers, we believe we will have the ability to access and service the servers and host the registries for whom we provide solutions from one geographic location. We have also hired 2 employees in our registry solutions division for additional development and testing of our software solutions, for customer support and for marketing, and we intend to hire up to 3 additional employees.

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

         In addition, Internet Properties Development Corp. recently entered into a definitive agreement with New.net to be the exclusive registry within the New.net system for the ".golf" top-level domain. Internet Properties Development Corp. intends to commence marketing efforts for sale of second-level domain names within the ".golf" top-level domain. Internet Properties Development Corp. may hire additional marketing personnel in order to further its marketing efforts for the ".golf" top-level domain.

         Within our Consumer Information Portals division, we continually update our content available on the information portals. We also intend to offer advertising space on the portals and offer sponsorships for the portals. We will no longer continue to offer products on an e-commerce, resale basis on our portals.

         Within our Facilities Management Services division, we intend to begin marketing our facilities management services to seek to enter into service agreements with commercial real estate owners.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1999, we have financed our activities through the sale of our securities and the issuance of short-term notes to related parties. As of June 30, 2001, we had a working capital deficit of $651,709.

         We have financed our operations during the six-month period ending June 30, 2001 by the issuance of 1,000 units, each unit consisting 100 shares of our common stock and a warrant to purchase an additional 20 shares of our common stock at an exercise price of $2.00 per share, to H. Page Howe, our chairman, for a purchase price of $100 per unit. In addition, we have issued short-term notes in the aggregate principal amount of $370,000 to related parties, including Mr. Howe and entities with whom Mr. Howe is affiliated. We believe that we will require significant additional capital in order to continue to fund the development and marketing of our registry operations solutions and consumer information portal divisions. We anticipate that we will need approximately $200,000 in additional working capital over the next 9 months in order to sustain operations and fund the development and marketing of our registry operations solutions and consumer information portal divisions. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may not be able to continue as a going concern.

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.

         (a)      Exhibits

                  10.1 Asset Purchase Agreement made and entered into as of April 4, 2001 by and between Internet Properties Development Corp. and Seniors.com, Inc.*

                  10.2 Registry Agreement by and among New.net, Inc. and Internet Properties Development Corp.

                  *        previously filed on Form 8-K on April 19, 2001

         (b)      Reports on Form 8-K

                  We filed a current report on Form 8-K on April 19, 2001, reporting the acquisition of certain assets from Seniors.com, Inc.



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


                                               KWIKWEB.COM, INC.
                                               -----------------
                                                  (Registrant)

Dated: August 20, 2001                    By:  /s/ Matthew Hayes
                                               -------------------------------
                                                   Matthew Hayes
                                                   President