Form 10QSB
period 2001-09-30
KWIKWEB COM INC
filed 2001-11-19
CIK 1080235

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                         Commission File Number 0-25433

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

Yes [X]  No [ ]

As of November 19, 2001, the Registrant had 4,500,000 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                            Page
                                                                            ----

Unaudited Condensed Consolidated Balance Sheet at September 30, 2001..........2
Unaudited Condensed Consolidated Statement of Operations for the
  three-month and nine-month periods ended September 30, 2001 and 2000........3
Unaudited Condensed Consolidated Statement of Cash Flows for the
  nine-month period ended September 30, 2001 and 2000.........................4
Notes to Condensed Consolidated Financial Statements..........................5

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   SEPTEMBER 30,
                          ASSETS                                       2001
                                                                   ------------

CURRENT ASSETS

Cash and equivalents                                               $    27,715
Accounts receivable, net of allowance for doubtful
  accounts of $4,170                                                    23,630
                                                                   ------------
         TOTAL CURRENT ASSETS                                           51,345

COMPUTER EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $3,110                                                              3,890
INVESTMENTS IN AFFILIATES                                               13,750
INTERNET DOMAIN NAMES AND WEB SITES                                    209,681
                                                                   ------------

                                                                   $   278,666
                                                                   ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable                                                 $    35,027
  Accrued interest - related party                                      31,626
  Deferred revenue                                                      50,000
  Due to related parties                                               794,550
                                                                   ------------

         TOTAL CURRENT LIABILITIES                                     911,203
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' DEFICIT

  Common stock, $.001 par value; 25,000,000 shares
    authorized, 4,500,000 shares issued and outstanding                  4,500
  Additional paid-in capital                                           960,902
  Accumulated deficit                                               (1,597,939)
                                                                   ------------

         Total stockholders' deficit                                  (632,537)
                                                                   ------------

                                                                   $   278,666
                                                                   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               KWIKWEB.COM, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                       ---------------------------   ---------------------------
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
REVENUES                               $    21,424    $         -    $    77,987    $         -
                                       ------------   ------------   ------------   ------------

COSTS AND EXPENSES

 Cost of revenue                             8,538              -         43,661              -
 Research and development                  100,284          4,113        100,284        103,425
 Selling, general and administrative       121,788        217,869        537,183        422,237
                                       ------------   ------------   ------------   ------------

TOTAL EXPENSES                             230,610        221,982        681,128        525,662
                                       ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                      (209,186)      (221,982)      (603,141)      (525,662)

INTEREST - RELATED PARTY                    14,373             76         31,626            165
                                       ------------   ------------   ------------   ------------

GAIN ON TRANSFER OF ASSETS TO
 KWIK COMMERCE                                   -              -              -         62,769

LOSS BEFORE MINORITY INTERESTS            (223,559)      (222,058)      (634,767)       463,058

MINORITY INTERESTS                               -              -         11,250              -
                                       ------------   ------------   ------------   ------------

NET LOSS                               $  (223,559)   $  (222,058)   $  (623,517)   $   463,058
                                       ============   ============   ============   ============

BASIC AND DILUTED NET LOSS PER SHARE   $     (0.05)   $     (0.04)   $     (0.13)   $     (0.06)
                                       ============   ============   ============   ============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING            4,500,000      6,022,500      4,488,889      8,599,927
                                       ============   ============   ============   ============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              -3-

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(623,517)   $(463,058)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization                          1,749            -
      Issued common stock for services                      11,250      146,720
      Gain on transfer of assets                                 -      (62,769)
      Contributed capital - salary                               -       10,000
      Minority interest                                    (11,250)           -
      (Increase) decrease in accounts receivable           (23,630)           -
      Increase in other assets                                   -     (126,245)
      Decrease (increase) in prepaid expenses                    -        6,371
      Increase (decrease) in accounts payable               21,031       (3,897)
      (Decrease) increase in accrued liabilities            31,626        8,045
      Increase in deferred revenue                          50,000            -
                                                         ----------   ----------

         Net cash used by operating activities            (542,741)    (484,833)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of domain names and web sites                  (78,407)           -
  Purchases of equipment                                         -       (7,000)
  Investment in Minority Business Alliance                       -      (25,000)
  Advances to related parties                               (9,000)           -
  Repayment of advances to related parties                  21,500            -
                                                         ----------   ----------

         Net cash used  by investing activities            (65,907)     (32,000)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Transfer of notes payable to affiliate                         -       94,000
  Common stock issued for cash                             100,000            -
  Advances from related parties                            516,550      192,000
                                                         ----------   ----------

         Net cash provided by financing activities         616,550      286,000
                                                         ----------   ----------

Net (decrease) increase in cash                              7,902     (230,833)

CASH, BEGINNING OF PERIOD                                   19,813      234,895
                                                         ----------   ----------

CASH, END OF PERIOD                                      $  27,715    $   4,062
                                                         ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         Interim periods
         ---------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB.

                       KWIKWEB.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         We are a holding company, and we operate through our wholly-owned subsidiaries, Internet Properties Development Corp. and Faciliforce, Inc., and our majority-owned subsidiary, Basic Fusion, Inc. We also seek to develop emerging businesses. We currently own minority interests in three companies:
 .KIDS Domains, Inc., Minority Business Alliance, LLC and Kwik Commerce, Inc.

         We recently achieved meaningful revenue from the sale of second-level domain names and from providing consulting services to .KIDS Domains. We have also commenced revenue-producing operations in our registry operations and services division. We have not generated any revenue in any of our other lines of business.

         From our inception to 1999, we were engaged in the business of developing residential financial analysis software. From August 1999 to August 2000, we were engaged in the business of developing software applications for the creation of Internet websites. As of August 2000, we had divested our financial software and Internet website software operations.

         We began implementing our current business in August 2000. To date, our activities in our registry operations and solutions division have consisted of developing our basic registry operation solution, hiring personnel, and commencing marketing and sales of our solution. We have also acquired additional office space and established a DNS server in Virginia. In addition, in connection with our purchase of certain assets from Seniors.com, Inc., we acquired the rights to the second-level domain name "seniors.com," and we have begun operating a second-level domain name registry for the sale of third-level domain names in the following form: "example.seniors.com." We have recently completed the "sunrise period" for the "seniors.com" registry, where we allowed priority registration of third-level domain names to those entities who could establish intellectual property rights in connection with the proposed domain name. As a result of the completion of the sunrise period, we have commenced operation of the seniors.com second-level domain name registry.

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

RESULTS OF OPERATIONS

         REVENUES

         We recognized $21,424 and $77,987 in revenue for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $0 for the same periods in fiscal 2000, respectively. The revenues resulted from the sales of second-level domain names and consulting fees paid to us by .KIDS Domains, Inc., an affiliated company. Our ability to increase revenue for the remainder of the fiscal year is dependent on our ability to successfully implement our plan of operation.

         GROSS PROFIT

         Gross profit was $12,886 and $34,326 for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $0 for the same periods in fiscal 2000, respectively.

         RESEARCH & DEVELOPMENT EXPENSE

         Research and development expenses were $100,284 for both the three-month and the nine-month periods ended September 30, 2001, respectively, compared to $4,113 and $103,425 for the same periods in fiscal 2000, respectively. The research and development expenses in 2001 have been incurred in connection with the development of our registry operation solutions, while our research and development expenses in 2000 were incurred in connection with our former web hosting business, which we discontinued in 2000. We may increase research and development in connection with implementing our plan of operation in future periods.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

         Selling, general, and administrative expenses were $121,788 and $537,183 for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $217,689 and $422,237 for the same respective periods in fiscal 2000.

         INTEREST

         We incurred $14,373 and $31,626 in interest in the three-month and nine-month periods ending September 30, 2001, respectively, compared to $76 and $165 for the same periods in 2000, respectively. The interest accrued on outstanding debt held by related parties, including our chairman, H. Page Howe, and certain of his affiliates.

PLAN OF OPERATION

         We have begun to market our registry operation solutions, which include a proprietary software solution to allow registries of top-level domains to automate their registry databases and increase scalability as their business grows. We are marketing our solution primarily to registry operators of country-code top level domains. We have recently begun generating revenues in our registry operations and services division from a software solution license sale.

         Over the next 12 months, we intend to continue to offer outsourced registry services, turn-key registry solutions, payment gateways for registries, enhanced billing systems and multilingual domain name services. In addition, we intend to provide our registry operator clients with customer support for our software solution. In order to provide our solution, we have established a DNS server in Virginia, and we intend to establish three more global DNS servers in California, Europe and Australia. Due to lack of bandwidth availability, we no longer intend to establish a DNS server in Africa. Through these DNS servers, we believe we will have the ability to access and service the servers and host the registries for whom we provide solutions from one geographic location. We have also hired an additional employee in our registry solutions division (bringing the total number of employees in that division to 3) for additional development and testing of our software solutions, for customer support and for marketing, and we intend to hire up to 2 additional employees.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since 1999, we have financed our activities through the sale of our securities and the issuance of short-term notes to related parties. As of September 30, 2001, we had a working capital deficit of $859,858.

         We have financed our operations during the nine-month period ending September 30, 2001 by the issuance of 1,000 units, each unit consisting 100 shares of our common stock and a warrant to purchase an additional 20 shares of our common stock at an exercise price of $2.00 per share, to H. Page Howe, our chairman, for a purchase price of $100 per unit. In addition, we have issued short-term notes in the aggregate principal amount of $516,550 to related parties, including Mr. Howe and entities with whom Mr. Howe is affiliated. We believe that we will require significant additional capital in order to continue to fund the development and marketing of our registry operations solutions and consumer information portal divisions. We anticipate that we will need approximately $200,000 in additional working capital over the next 9 months in order to sustain operations and fund the development and marketing of our registry operations solutions and consumer information portal divisions. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may not be able to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K.

         (a)      Exhibits

                  10.1 Basic Fusion License and Maintenance Agreement made and entered into as of July 3, 2001.*

                  *to be filed by amendment.

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

                                             KWIKWEB.COM, INC.
                                             -----------------
                                               (Registrant)

Dated: November 19, 2001                 By: /S/ Matthew Hayes
                                             -----------------
                                             Matthew Hayes
                                             President